Form 10-Q
period 2005-09-30
NORTH POINTE HOLDINGS CORP
filed 2005-11-14
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 000-51530
North Pointe Holdings Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-3615047

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

28819 Franklin Road, Southfield, MI	48034

(Address of Principal Executive Offices)	(Zip Code)

(248) 358-1171

(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding at November 14, 2005 was 8,891,687.

NORTH POINTE HOLDINGS CORPORATION
FORM 10-Q
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
North Pointe Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004

	2005	2004
	(Dollars in thousands, except share data)
ASSETS
Investments
Debt securities, available for sale, at fair value	$100,323	$76,068
Common stocks, at fair value	9,878	9,280

Total investments	110,201	85,348

Cash and cash equivalents	35,548	29,678
Restricted cash	3,581	200
Accrued investment income	838	575
Premiums and agent balances receivable, net	15,992	16,491
Reinsurance recoverables on
Paid losses	7,318	8,214
Unpaid losses	24,710	36,544
Prepaid reinsurance premiums	6,482	5,551
Deferred policy acquisition costs	9,553	9,793
Federal income tax recoverable	316	—
Deferred federal income taxes, net	6,092	5,865
Building and Land	3,965	—
Prepaid expenses and other assets	3,358	4,493

Total assets	$227,954	$202,752

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Liabilities
Losses and loss adjustment expenses	$84,810	$96,561
Unearned premiums	46,841	42,251
Debt	5,047	20,062
Amounts due to reinsurers	638	1,221
Accounts payable and accrued expenses	6,841	5,551
Federal income tax payable	—	1,332
Other liabilities	1,293	1,082

Total liabilities	145,470	168,060

Commitments and Contingencies

Redeemable cumulative convertible preferred stock no par value; 0 and 60,000 shares authorized in 2005 and 2004, respectively; 0 shares issued and outstanding in 2004	—	—

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 8,891,687 and 4,889,187 issued and outstanding in 2005 and 2004, respectively	47,496	5,880
Preferred stock, no par value; 5,000,000 shares authorized; 0 shares issued and outstanding in 2005	—	—
Unearned stock compensation	(30)	—
Retained earnings	35,449	28,803
Accumulated other comprehensive income
Net unrealized (losses) gains on investments, net of deferred federal income tax benefit (expense) of $223 and ($3), respectively	(431)	9

Total shareholders’ equity	82,484	34,692

Total liabilities, redeemable preferred stock and shareholders’ equity	$227,954	$202,752

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Consolidated Statements of Income
For the Three Months Ended September 30, 2005 and 2004

	Three Months Ended
	September 30,
	2005	2004
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$18,443	$22,223
Assumed premiums written	(10)	119
Premiums ceded	(5,854)	(5,301)

Net premiums written	12,579	17,041
Decrease in unearned premiums	9,073	1,640

Net premiums earned	21,652	18,681
Investment income, net of investment expenses	1,067	613
Net realized capital gains (losses)	75	(4)
Installment fees and other income	695	568
Gain on sale of business	—	285

Total revenues	23,489	20,143

Expenses
Losses and loss adjustment expenses	11,991	13,116
Policy acquisition costs	5,844	4,648
Other underwriting and operating expenses	4,686	3,193
Interest expense	390	232

Total expenses	22,911	21,189

Income (loss) before federal income tax expense (benefit)	578	(1,046)
Federal income tax expense (benefit)	67	(840)

Net income (loss)	$511	$(206)

Earnings (Loss) Per Share
Basic and diluted	$0.10	$(0.04)

Weighted average number of shares
Basic	5,237,013	4,889,187
Diluted	5,237,015	4,889,187
The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Consolidated Statements of Income
For the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$86,078	$70,013
Assumed premiums written	613	1,457
Premiums ceded	(14,548)	(12,363)

Net premiums written	72,143	59,107
Increase in unearned premiums	(5,299)	(2,068)

Net premiums earned	66,844	57,039
Investment income, net of investment expenses	2,755	1,676
Net realized capital (losses) gains	(155)	59
Installment fees and other income	1,474	1,779
Gain on sale of business	—	285

Total revenues	70,918	60,838

Expenses
Losses and loss adjustment expenses	30,356	31,917
Policy acquisition costs	17,109	14,105
Other underwriting and operating expenses	12,379	9,938
Interest expense	884	518

Total expenses	60,728	56,478

Income before federal income tax expense and extraordinary item	10,190	4,360
Federal income tax expense	3,544	1,006

Income before extraordinary item	6,646	3,354
Extraordinary item	—	2,905

Net income	$6,646	$6,259

Earnings Per Share
Basic and Diluted
Income before extraordinary item	$1.33	$0.47
Extraordinary item	—	0.57

Net income	$1.33	$1.04

Weighted average number of shares
Basic	5,006,403	5,106,896
Diluted	5,006,404	5,106,896
The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended September 30, 2005 and 2004

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Other	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, July 1, 2004	$5,880	$—	$23,835	$(409)	$29,306
Comprehensive income
Net loss			(206)		(206)
Unrealized gains on investments, net of deferred federal income tax expense of $298				578	578

Total comprehensive income					372

Balances, September 30, 2004	$5,880	$—	$23,629	$169	$29,678

Balances, July 1, 2005	$5,880	$—	$34,938	$385	$41,203
Issuance of common stock	41,616				41,616
Unearned stock compensation		(30)			(30)
Comprehensive income
Net income			511		511
Unrealized losses on investments, net of deferred federal income tax benefit of $419				(816)	(816)

Total comprehensive income					(305)

Balances, September 30, 2005	$47,496	$(30)	$35,449	$(431)	$82,484

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2005 and 2004

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Other	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, January 1, 2004	$6,185	$—	$19,538	$370	$26,093
Issuance of common stock	95				95
Purchase and retirement of common stock	(400)		(1,200)		(1,600)
Purchase and retirement of preferred stock			(888)		(888)
Preferred stock dividends			(80)		(80)
Comprehensive income
Net income			6,259		6,259
Unrealized losses on investments, net of deferred federal income tax benefit of $104				(201)	(201)

Total comprehensive income					6,058

Balances, September 30, 2004	$5,880	$—	$23,629	$169	$29,678

Balances, January 1, 2005	$5,880	$—	$28,803	$9	$34,692
Issuance of common stock	41,616				41,616
Unearned stock compensation		(30)			(30)
Comprehensive income
Net income			6,646		6,646
Unrealized losses on investments, net of deferred federal income tax benefit of $226				(440)	(440)

Total comprehensive income					6,206

Balances, September 30, 2005	$47,496	$(30)	$35,449	$(431)	$82,484

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net income	$6,646	$6,259
Adjustments to reconcile net income to cash provided by operating activities
Extraordinary item	—	(2,905)
Depreciation and amortization	465	348
Net loss (gain) on sales and other dispositions of investments	155	(59)
Net gain on sale of business	—	(285)
Deferred federal income tax expense	(1)	555
Change in assets and liabilities
Restricted cash	(3,381)	1,116
Premiums and agents balances receivable, net	499	1,291
Accrued investment income	(263)	(70)
Reinsurance recoverable, net	12,147	(8,486)
Prepaid reinsurance premiums	(931)	(244)
Deferred policy acquisition costs	240	(2,006)
Prepaid expenses and other assets	1,488	(1,088)
Losses and loss adjustment expenses	(11,751)	9,362
Unearned premiums	4,590	2,312
Unearned services fees	521	—
Federal income tax payable	(1,648)	(1,286)
Other liabilities	1,081	1,418

Net cash provided by operating activities	9,857	6,232

Cash flows from investing activities
Proceeds from maturities of debt securities	5,098	24,955
Proceeds from sales of debt securities	30,484	2,056
Proceeds from sales of equity securities	3,218	564
Proceeds from sale of business	—	285
Purchase of debt securities	(61,562)	(23,545)
Purchase of equity securities	(3,227)	(2,225)
Purchase of subsidiaries, net of cash acquired of $168 and $14,376 in 2005 and 2004, respectively	(1,386)	3,256
Purchase of fixed assets	(519)	(535)

Net cash (used in) provided by investing activities	(27,894)	4,811

Cash flows from financing activities
Proceeds from issuance of common stock, net	41,586	95
Purchase and retirement of common stock	—	(1,600)
Purchase and retirement of preferred stock	—	(2,888)
Borrowings from banks	37,337	19,928
Repayment of borrowings from banks	(55,016)	(10,329)
Preferred dividends paid	—	(80)

Net cash provided by financing activities	23,907	5,126

Increase in cash and cash equivalents	5,870	16,169
Cash and cash equivalents
Beginning of period	29,678	20,621

End of period	$35,548	$36,790

Supplemental cash flow information — cash paid during the period for
Interest	$1,033	$397
Federal income taxes	5,194	2,100
Supplemental disclosure of noncash investing activities
Liabilities assumed in purchase of subsidiaries	2,663	—
The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation And Subsidiaries
Notes To Consolidated Financial Statements
1. Basis of Financial Presentation and Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of North Pointe Holdings Corporation (“North Pointe Holdings”) and its directly and indirectly wholly-owned subsidiaries. North Pointe Holdings is a holding company domiciled in the state of Michigan. North Pointe Holdings’ wholly-owned subsidiaries include North Pointe Financial Services Inc. and subsidiaries (“North Pointe Financial”), Midfield Insurance Company (“Midfield”) and Alliance Surety Holdings, Inc. North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), NP Premium Finance Company (“NP Premium”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe”), Home Pointe Managing General Agency, Inc. and South Pointe Financial Services, Inc. North Pointe Holdings and its consolidated subsidiaries are referred to collectively herein as the “Company.”
     The Company’s consolidated financial statements as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited.
     The accompanying consolidated financial statements (including the notes thereto) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     The interim financial data for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the prospectus constituting part of Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on September 23, 2005.
     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.
2. Public Offering and Use of Proceeds
     On September 23, 2005, the Company completed an initial public offering of 4,000,000 shares of common stock at $12.00 per share. There were no selling shareholders. Proceeds to the Company amounted to $41,586,000, net of the underwriting discount of $3,360,000 and $3,054,000 of expenses related to the offering.
     The Company contributed $19,000,000 of the net proceeds from the offering to its insurance company subsidiaries and used the remaining $22,586,000 in net proceeds to pay down its senior debt facility. Of the $19,000,000 contributed to the Company’s insurance subsidiaries, $10,000,000 was contributed to North Pointe Insurance, $5,000,000 was contributed to North Pointe Casualty and $4,000,000 was contributed to Midfield.
3. Summary of Significant Accounting Policies
     Restricted Cash
     Restricted cash represents cash and cash equivalents which are not subject to withdrawal without the permission of a third party. The Company’s restricted cash is substantially all cash and cash equivalent balances on deposit for the benefit of various state insurance regulatory authorities required to maintain authority to write business within the respective states or for the benefit of fronting insurance carriers.
     Stock-Based Compensation
     The Company uses the fair-value-based measurement method to account for all stock-based employee compensation plans in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(revised 2004), “Share-Based Payment” (“SFAS 123R”). For stock options and restricted stock, the Company recognizes compensation expense equal to the fair value of the options or restricted stock on the grant date. The compensation expense, net of deferred taxes, is recognized on a straight-line basis over the vesting period. SFAS 123R is effective for public companies for annual periods that begin after June 15, 2005. The Company early adopted the provisions of SFAS 123R.
4. Effects of New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) No. 20, Accounting Changes and FASB Statement No. 3.” This statement requires retrospective application in prior period financial statements for changes in accounting principles in both voluntary changes, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Management believes the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

5. Earnings Per Share
     Set forth below is the reconciliation between net income and income used to compute earnings per share, and the reconciliation between the number of weighted average shares outstanding for computing basic versus diluted earnings per share, for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share data)

Net income (loss) (used for diluted EPS)	$511	$(206)	$6,646	$6,259
Purchase price of preferred stock in excess of face value	—	—	—	(888)
Preferred dividends	—	—	—	(80)

Income (loss) used for basic EPS	$511	$(206)	$6,646	$5,291

Weighted average shares outstanding	5,237,095	4,889,187	5,006,431	5,106,896
Nonvested restricted stock	(82)	—	(28)	—

Weighted average shares outstanding used for basic EPS	5,237,013	4,889,187	5,006,403	5,106,896

Effect of dilutive securities
Redeemable cumulative convertible preferred stock	—	—	—	899,872
Warrants	—	—	—	179,974
Restricted stock	2	—	1	—

Diluted weighted average shares outstanding	5,237,015	4,889,187	5,006,404	6,186,742

Basic earnings (loss) per share	$0.10	$(0.04)	$1.33	$1.04
Diluted earnings (loss) per share	$0.10	$(0.04)	$1.33	$1.04
     The diluted earnings per share for the nine months ended September 30, 2004 is the same as the basic earnings per share because the diluted earnings per share calculation on income before extraordinary item was anti-dilutive.
6. Stock-Based Compensation
     Stock Options
     On September 28, 2005, certain employees were granted options to purchase up to 402,500 shares of the Company’s common stock for $12.00 per share, subject to vesting as described below. The options become exercisable in equal 20% installments on each anniversary of the grant date, commencing with the first anniversary thereof. The options expire on the tenth anniversary of the grant date or 90 days following termination of employment, whichever occurs first.

     The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model and employing the following assumptions:

Fair value of the underlying common stock	$12.00/share
Weight average life of options	5.00 years
Risk-free interest rate	4.13%
Dividend yield	0.00%
Weighted average volatility assumption	30.20%
     As of September 30, 2005, the Company recognized $3,000 of compensation expense related to the vesting of stock options. A total of $1,545,000 of compensation expense for unvested options will be recognized on a straight-line basis over the vesting period, which assumes an estimated annual forfeiture rate of 2.0%.
     No stock options were awarded prior to September 28, 2005 and no options had expired or had been forfeited or exercised as of September 30, 2005.
     Restricted Stock
     The Company awarded one employee 2,500 shares of restricted stock, having a market value of $12.00 per share, on September 28, 2005. The vesting requirements relating to this restricted stock grant are the same as those applicable to the stock options granted on the same date. No restricted stock was awarded prior to September 28, 2005. As of September 30, 2005, the Company recognized no compensation expense related to the restricted stock. A total of $30,000 of compensation expense for unvested restricted stock will be recognized on a straight-line basis over the five-year vesting period.
7. Income Taxes
     The provision for income taxes for the three months and nine months ended September 30, 2005 and 2004 consist of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Current (benefit) expense	$(84)	$(860)	$3,545	$451
Deferred expense (benefit) relating to
NOL carryforwards	—	(198)	401	194
Other deferred tax balances	151	218	(402)	361

Total	$67	$(840)	$3,544	$1,006

     The effective rate is different from the amount computed at the statutory federal rate of 34% for the three and nine months ended September 30, 2005 and 2004. The reason for such difference and the related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Tax provision at statutory rate 34%	$197	$(356)	$3,465	$1,482
Tax effect of
Dividend received deduction	(8)	(27)	(22)	(51)
Adjustment of acquired NOLs	—	(273)	262	(273)
Provision to return variance	(124)	43	(223)	(211)
Other, net	2	(227)	62	59

	$67	$(840)	$3,544	$1,006

     At September 30, 2005, the Company had net operating loss carryforwards (“NOLs”) of $7,734,000 available to offset future taxable income. These NOLs are limited by federal tax regulations to offset taxable income by $1,180,000 annually.
     The components of deferred tax assets and liabilities as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Deferred federal income tax assets
Loss and loss adjustment expenses	$2,646	$2,496
Unearned premiums	2,856	2,531
Net operating loss carryforwards	2,630	3,293
Premium receivable	188	109
Lease obligation	177	211
Intangible asset	349	374
Net unrealized losses on investments	223	—
Other	343	256

Total deferred tax assets	9,412	9,270

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,248	3,329
Net unrealized gains on investments	—	3
Other	72	73

Total deferred tax liabilities	3,320	3,405

Net deferred federal income taxes	$6,092	$5,865

8. Preferred Stock
     On September 23, 2005, the Company filed its second amended and restated articles of incorporation, which retired its authorized but unissued redeemable cumulative convertible preferred stock and authorized 5,000,000 shares of a new class of preferred stock with no par value. The newly authorized preferred stock currently does not have any defined preferences or rights. There were no preferred shares issued or outstanding at September 30, 2005.

9. Outstanding Debt
     The Company is party to a $24,000,000 senior credit facility with Comerica Bank, Fifth Third Bank and Bank One, N.A., (the “Facility”). The Facility is composed of a $17,000,000 five-year term note and a $7,000,000 two-year revolving credit note.
     On September 28, 2005, the Company paid down all of the term note and revolving credit note utilizing a portion of the net proceeds from its initial public offering. However, the revolving credit note remained available for future borrowings. The Facility was amended on the same date to terminate the requirement for the Facility to be guaranteed by the Company’s Chief Executive Officer and the Chief Operating Officer.
     The outstanding balance of the revolving credit note was $2,400,000 as of September 30, 2005. The interest rate on the Facility was 6.75% as of September 30, 2005.
     Northwestern Zodiac Limited Partnership, which we acquired in August 2005, had a mortgage loan on its real estate property. We assumed the mortgage note as part of the acquisition. The mortgage note requires monthly payments of $22,000 and is subject to a fixed interest rate of 7.3%. The mortgage note had a balance as of September 30, 2005 of $2.5 million and it matures in June 2011 at which point a $1.9 million balloon payment is due.
     Maturities of outstanding debt at September 30, 2005 are as follows:

(Dollars in
Year	thousand)
2005	$21
2006	89
2007	2,495
2008	103
2009	110
2010 and thereafter	2,080

$4,898

The $149,000 difference between actual maturities and the total debt on the balance sheet is attributable to the fair value adjustment made to the mortgage note on the date acquired. This difference will be amortized over the life of the mortgage note.
10. Acquisition Activity
     On August 18, 2005, North Pointe Financial completed the purchase of 100% of the ownership interests in Northwestern Zodiac Limited Partnership (“Northwestern Zodiac”) for $1,500,000 in cash. The Company incurred $53,000 in acquisition costs. As a result of the acquisition, Northwestern Zodiac ceased to exist as a separate entity, effectively being merged into North Pointe Financial. The results from Northwestern Zodiac’s operations were included in the Company’s accounting records beginning on August 18, 2005.
     Northwestern Zodiac’s sole operating asset was the building and real estate property in Southfield, Michigan leased to the Company. Northwestern Zodiac was purchased so the Company could own and manage that property. The Company’s Chief Executive Officer owned a minority interest in Northwestern Zodiac prior to the acquisition.

     The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(Dollars in
thousands)
Cash	$168
Prepaid expenses	76
Building and land	3,972

Total assets	4,216
Mortgage loan	2,663

Net assets acquired	$1,553

Purchase price and acquisition costs	1,553

Net assets in excess of purchase price and acquisition costs	$—

The fair value of net assets acquired exceeded the cost of Northwestern Zodiac by $428,000. This excess was allocated to the building and land, reducing the initial fair value of the building and land from $4,400,000 to $3,972,000.
11. Subsequent Events
     Exercise of Over-allotment Option
      On November 10, 2005, the underwriters notified the Company of their intention to exercise 225,000 shares of the over-allotment option granted in connection with the initial public offering of common stock at a price of $12.00 per share. Although no assurances can be given with regard to the timing or occurrence of closing, the Company currently anticipates the closing on the sale of such shares will occur on or about November 15, 2005. Proceeds to the Company from the sale of such shares are expected to be $2,511,000, net of the underwriting discount of $189,000.
     Hurricane Wilma
     On October 24, 2005, the Company incurred losses as a result of Hurricane Wilma, which struck the southern portion of Florida. We believe that our total pre-tax losses and loss adjustment expenses, net of reinsurance, plus related reinsurance reinstatement charges resulting from this hurricane will range between $8.0 million and $9.5 million. Such costs will be charged to income in the fourth quarter of 2005.
12. Related-Party Transaction
      On September 30, 2005, the Company entered into an agreement with Joon S. Moon, a director of the Company, pursuant to which Mr. Moon will assist the Company’s management in reviewing, evaluating and structuring possible future acquisitions. Pursuant to the contract, Mr. Moon is to receive compensation of $5,000 per month. The agreement is terminable by either party upon 30 days prior notice. This agreement was unanimously approved by the Company’s board of directors on September 30, 2005.
13. Contingencies
      It has been publicly reported that Citizens Property Insurance Corporation (“Citizens”) has a significant deficit as a result of hurricane losses in Florida in 2004 and 2005, even after giving affect to the regular assessment imposed by Citizens in August 2005, pursuant to which the Company was assessed $2.1 million. Citizens was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. The Company believes that it is probable that Citizens will further assess insurance carriers in Florida in order to fund a substantial portion of their deficit; however, the amount of such assessment to be imposed on the Company is currently unestimable.
14. Segment Reporting
     The Company evaluates its operations through three operating segments: commercial lines insurance, personal lines insurance and administrative services.
     The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment as such disclosure would be impracticable.

     The following are the Company’s revenues and income (loss) before federal income tax expense and extraordinary item for the three and nine months ended September 30, 2005 and 2004 by operating segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total Revenues
Commercial lines products
Liability	$6,019	$5,625	$17,918	$15,899
Property	1,756	1,517	5,587	5,183
Commercial multi-peril	5,873	4,022	17,065	13,509
Commercial automobile	1,563	1,358	4,668	3,958
Other	602	569	2,051	1,571

Total commercial lines	15,813	13,091	47,289	40,120

Personal lines products
Personal automobile	74	4,064	1,460	11,984
Homeowners	5,765	1,527	18,095	4,935

Total personal lines	5,839	5,591	19,555	16,919

Administrative services
Affiliated companies	7,024	5,938	24,271	18,853
Non-affiliated companies	695	567	1,474	1,779

	7,719	6,505	25,745	20,632

Corporate and eliminations
Investment activity	1,142	609	2,600	1,735
Gain on sale of business	—	285		285
Eliminations	(7,024)	(5,938)	(24,271)	(18,853)

Total revenues	$23,489	$20,143	$70,918	$60,838

Income (loss) before federal income tax expense and extraordinary item
Commercial lines products
Liability	$1,088	$1,505	$1,602	$2,784
Property	(355)	(710)	(450)	(129)
Commercial multi-peril	456	(4,110)	2,744	(1,528)
Commercial automobile	545	1,328	(11)	1,189
Other	451	(795)	622	(877)

Total commercial lines	2,185	(2,782)	4,507	1,439

Personal lines products
Personal automobile	216	(627)	(257)	(2,727)
Homeowners	(3,268)	310	(442)	161

Total personal lines	(3,052)	(317)	(699)	(2,566)

Administrative services	1,171	1,592	5,429	4,919

Corporate and eliminations
Investment activity	1,142	609	2,600	1,735
Other expense, net	(868)	(148)	(1,647)	(1,167)

Income (loss) before federal income taxes and extraordinary item	$578	$(1,046)	$10,190	$4,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.
Note on Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
•	our ability to accurately price the risks it underwrites;

•	the establishment of adequate loss and loss adjustment expense reserves;

•	retention and recruiting of independent agents and the potential loss of key personnel;

•	failure to pay claims accurately;

•	risks associated with high concentration of our business in certain geographic markets;

•	inability to implement our growth strategies;

•	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

•	the occurrence of severe weather conditions and other catastrophes;

•	the cyclical and seasonal nature of the industries within which we operate;

•	intense competition with other insurance companies;

•	our ability to obtain and retain trade association endorsements;

•	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

•	existing and future regulations by the local, state and federal governments;

•	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

•	ratings of our insurance company subsidiaries by A.M. Best;

•	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

•	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

•	adverse market conditions that could negatively impact our investment portfolio;

•	reliance on information technology and telecommunication systems;

•	our limited history writing homeowners insurance policies to homeowners in Florida;

•	changes in insurance-related laws and regulations;

•	our ability to implement and maintain adequate internal controls in our business;

•	management’s ability to effectively manage a public company; and

•	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described under the caption “Risk Factors” ‘in the Prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220) and subsequent filings on Forms 10-K, 10-Q and 8-K.
     In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.
Description of Business
     North Pointe Holdings is an insurance holding company whose insurance company subsidiaries market and service specialty commercial and personal insurance products. We also have four non-insurance company subsidiaries that provide administrative, agency and premium finance services.
     Our revenues are principally derived from premiums earned from our insurance operations. Other revenues are primarily generated through investment income and installment fees associated with our personal insurance products. Our expenses consist primarily of loss and loss adjustment expenses, agents’ commissions and other underwriting and administrative expenses. We report consolidated financial information in three business segments: commercial lines insurance, personal lines insurance and administrative services.
Critical Accounting Estimates
     We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. The accounting estimates and related risks described in the prospectus constituting part of Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 (Reg. No. 333-122220) are those that we consider to be our critical accounting estimates. As of the three months and nine months ended September 30, 2005, there have been no material changes with respect to any of our critical accounting estimates.

Results of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004
   Results of Operations
     We evaluate the performance of our commercial lines and personal lines segments by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums written. We measure our profitability by examining our net income, loss ratio, expense ratio and combined ratio. The following table provides financial results by segment and further explanation of the key measures that we use to evaluate our results. In discussing the trends in our financial results, we refer principally to the information contained in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Gross premiums written:
Commercial lines	$17,295	$15,945	$55,261	$50,800
Personal lines	1,138	6,397	31,430	20,670

Total gross premiums written	18,433	22,342	86,691	71,470

Net premiums written:
Commercial lines	14,082	11,922	46,284	42,130
Personal lines	(1,503)	5,119	25,859	16,977

Total net premiums written	12,579	17,041	72,143	59,107

Revenues:
Net premiums earned	21,652	18,681	66,844	57,039
Investment income, net	1,067	613	2,755	1,676
Net realized capital gains (losses)	75	(4)	(155)	59
Installment fees and other income	695	568	1,474	1,779
Gain on sale of business	—	285	—	285

Total revenues	23,489	20,143	70,918	60,838

Expenses:
Losses and loss adjustment expenses	11,991	13,116	30,356	31,917
Policy acquisition costs	5,844	4,648	17,109	14,105
Other underwriting and operating expenses	4,686	3,193	12,379	9,938
Interest expense	390	232	884	518

Total expenses	22,911	21,189	60,728	56,478

Income (loss) before federal income tax expense (benefit) and extraordinary item	578	(1,046)	10,190	4,360
Federal income tax expense (benefit)	67	(840)	3,544	1,006

Income (loss) before extraordinary item	511	(206)	6,646	3,354
Extraordinary (loss) item	—	—	—	2,905

Net income (loss)	$511	$(206)	$6,646	$6,259

Loss Ratio:
Commercial lines	39.3%	77.7%	40.5%	52.4%
Personal lines	98.8%	52.7%	57.3%	64.3%
Consolidated	53.7%	68.1%	44.4%	54.3%
Expense Ratio	47.1%	40.7%	43.2%	40.9%
Combined Ratio	100.8%	108.8%	87.6%	95.2%

   Gross Premiums Written
     Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is total policy premiums, net of cancellations, associated with policies issued and underwritten by our insurance company subsidiaries. Assumed premiums written is total premiums associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Gross premiums written for the nine months ended September 30, 2005 were $86.7 million as compared to $71.5 million for the corresponding period in 2004, an increase of $15.2 million, or 21.3%.
     Gross premiums written in our commercial lines segment for the nine months ended September 30, 2005 were $55.3 million as compared to $50.8 million for the corresponding period in 2004, an increase of $4.5 million, or 8.9%. This increase in gross premiums written was primarily attributable to an increase in policy count. Policy count in our commercial lines segment was 35,000 as of September 30, 2005 as compared to 29,000 as of September 30, 2004, an increase of 6,000 policies, or 20.7%. We also experienced an increase in gross premiums written of $6.2 million in our Florida small business line. This increase in gross premiums written was partially offset by a $1.7 million decrease in our restaurant, bar and tavern (“RBT”) line as a result of the loss of several liquor liability and general liability policyholders in Michigan. Policy counts increased at a greater rate than gross premiums written because our contractor business within the Florida small business line expanded at a greater rate than other commercial lines. On average, our Florida contractor business generally has resulted in lower premiums (and less risk exposure) per policy than our other commercial lines policies.
     Gross premiums written in our personal lines segment for the nine months ended September 30, 2005 were $31.4 million as compared to $20.7 million for the corresponding period in 2004, an increase of $10.7 million, or 51.7%. This increase in gross premiums written was primarily attributable to $27.6 million of gross premiums written in our Florida homeowners insurance line in 2005, which business we began writing in December 2004. The increase in gross premiums written from our Florida homeowners line was partially offset by a $15.5 million decrease in our personal automobile line and a $1.4 million decrease in our Midwest homeowners line. We ceased writing personal automobile policies in October 2004 upon the sale of our renewal rights to that line of business. The decrease in our Midwest homeowners line was attributable to rate increases implemented in late 2003 and early 2004 in an effort to improve the profitability of our Midwest homeowners line, which led to a reduction in policy count of 25.6% from September 30, 2004 to September 30, 2005. Policy count in our personal lines segment was 37,000 as of September 30, 2005 as compared to 24,000 as of September 30, 2004, an increase of 13,000 policies, or 54.2%.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Gross premiums written for the three months ended September 30, 2005 were $18.4 million as compared to $22.3 million for 2004, a decrease of $3.9 million, or 17.5%.
     Gross premiums written in our commercial lines segment for the three months ended September 30, 2005 were $17.3 million as compared to $15.9 million for the corresponding period in 2004, an increase of $1.4 million, or 8.8%. This increase in gross premiums written was primarily attributable to an increase in gross premiums written of $2.3 million in our Florida small business line, partially offset by a $1.0 million decrease in our RBT and Bowling lines of business. The decrease in gross premiums written in our RBT line was substantially attributable to the loss of several liquor liability and general liability policyholders in Michigan. The decrease in gross premiums written in our Bowling line was substantially attributable to a decrease in policies written in the state of New York due to the loss of the fronting carrier that we formerly used to write our insurance business in New York.
     Gross premiums written in our personal lines segment for the three months ended September 30, 2005 were $1.1 million as compared to $6.4 million for the corresponding period in 2004, a decrease of $5.3 million, or 82.8%. This decrease in gross premiums written was primarily attributable to a $4.8 million decrease in our personal automobile line and a $387,000 decrease in our Midwest homeowners line. We ceased writing personal automobile policies in October 2004 upon the sale of our renewal rights to that line of business. The decrease in our Midwest homeowners line was attributable to rate increases implemented in late 2003 and early 2004 in an effort to improve the profitability of our Midwest homeowners line, which led to decrease in policy count. We are currently evaluating pricing adjustments to strategically improve competitiveness in certain areas while maintaining profitability.
     Net Premiums Written
     Net premiums written is the amount of our gross premiums written less the amount of premiums that we transfer, or cede, to our reinsurers based upon the risks they accept pursuant to our reinsurance treaties. We relate our net premiums written to gross premiums written to measure the amount of premium we retain after cessions to reinsurers. Our primary reinsurance agreement is a multi-line, excess of loss treaty; we also maintain a variety of other reinsurance treaties, including corporate clash, catastrophe and facultative coverage.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Net premiums written for the nine months ended September 30, 2005 were $72.1 million as compared to $59.1 million for the corresponding period in 2004, an increase of $13.0 million, or 22.0%.
     The increase in net premiums written resulted from an increase in gross premiums written and an increase in the percentage of premiums retained after cessions to reinsurers. Net premiums written as a percentage of gross premiums written were 83.2% for the nine months ended September 30, 2005 as compared to 82.7% for the corresponding period in 2004.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Net premiums written for the three months ended September 30, 2005 were $12.6 million as compared to $17.0 million for the corresponding period in 2004, a decrease of $4.4 million, or 25.9%.
     The decrease in net premiums written resulted from a decrease in gross premiums written and a decrease in the percentage of premiums retained after cessions to reinsurers. Net premiums written as a percentage of gross premiums written were 68.2% for the three months ended September 30, 2005 as compared to 76.3% for the corresponding period in 2004. The decrease in the percentage of premiums retained after cessions to reinsurers was substantially attributable to a combination of the higher reinsurance rates related to our Florida homeowners line of business, which business we did not begin writing until December 2004, and the method of determining ceded premiums for the Florida homeowners line. Ceded premiums written for our Florida homeowners line are recorded as premiums are earned as opposed to when premiums are written. Substantially all of the gross premiums written for the Florida homeowners line were recorded in the first quarter of 2005, and no gross premiums written were reported in the Florida homeowners line in the three months ended September 30, 2005. However, since ceded premiums were recorded as premiums were earned, there were substantially more cessions relative to gross premiums written in the third quarter of 2005 than in the corresponding period in 2004.

     Net Premiums Earned
     Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Net premiums earned for the nine months September 30, 2005 were $66.8 million as compared to $57.0 million for the nine months ended September 30, 2004, an increase of $9.8 million, or 17.2%. The increase was attributable to our increases in gross and net premiums written discussed above.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Net premiums earned for the three months September 30, 2005 were $21.7 million as compared to $18.7 million for the three months ended September 30, 2004, an increase of $3.0 million, or 16.0%. The increase was attributable to our increases in gross and net premiums written for the nine months ended September 30, 2005 discussed above.
     Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Net investment income for the nine months ended September 30, 2005 was $2.8 million as compared to $1.7 million for the nine months ended September 30, 2004, an increase of $1.1 million, or 64.7%.
     The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield on our portfolio, which was 2.8% for the nine months ended September 30, 2005 as compared to 2.1% for the corresponding period in 2004. Average cash and invested assets for the nine months ended September 30, 2005 was $132.3 million as compared to $108.3 million for the corresponding period in 2004.
     The increase in the average yield for the nine months ended September 30, 2005 as compared to the corresponding period of 2004 was attributable to a combination of an increase in the duration of our cash and debt securities portfolio and an increase in prevailing market interest rates. For example, the average yield on three-year U.S. Treasury notes increased from 2.7% as of September 30, 2004 to 3.7% as of September 30, 2005, which we believe reflects the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. The average duration of our cash and debt securities portfolio was 3.3 and 1.9 years as of September 30, 2005 and 2004, respectively. Our benchmark duration was 3.4 years as of September 30, 2005.
     As of April 1, 2005, we completed the transition of our fixed-income portfolio manager to a new investment manager, JP Morgan Investment Advisors, which we engaged on July 1, 2004. We transitioned our portfolio over time to avoid unnecessary transaction costs, to accommodate cash flow needs resulting from the 2004 hurricanes and to take advantage of favorable investment opportunities as they arose.
     In conjunction with our new fixed-income portfolio manager, we developed a debt securities benchmark portfolio with which to measure such characteristics as performance, credit quality and duration. The total return on our debt securities portfolio for the nine months ended September 30, 2005 was 1.48% as compared to 1.31% for our custom benchmark.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Net investment income for the three months ended September 30, 2005 was $1.1 million as compared to $613,000 for the nine months ended September 30, 2004, an increase of $487,000 million, or 79.4%.
     The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield on our portfolio as discussed above.
     Net Realized (Losses) Gains on Investments
     Net realized (losses) gains on investments are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Realized losses, net of realized gains, on the disposition of investments for the nine months ended September 30, 2005 were $155,000 as compared to net realized gains of $59,000 for the nine months ended September 30, 2004. This change was attributable to an increase in prevailing market interest rates, which increased the amount of realized losses on debt securities sold during the nine months ended September 30, 2005 as compared to the corresponding period of 2004.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Realized gains, net of losses gains, on the disposition of investments for the three months ended September 30, 2005 were $75,000 as compared to net realized losses of $4,000 for the three months ended September 30, 2004. This change was attributable to normal course of business fluctuations and not to any identifiable trend.
     Installment Fees and Other Income
     Installment fees and other income are substantially composed of the installment fees generated from our non-standard automobile insurance line in 2004 and earlier, and policy issuance fees and installment fees generated in our Florida homeowners line in 2005. Other income is generated from commissions earned for policies written by our wholly-owned managing general agents for unrelated insurance companies, fees related to accident and health products, policy or inspection fees charged on our personal homeowners and commercial policies, and premium finance charges.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Installment fees and other income for the nine months ended September 30, 2005 were $1.5 million as compared to $1.8 million for the nine months ended September 30, 2004, a decrease of $305,000, or 17.0%. This decrease was primarily attributable to the loss of installment fees previously earned in our personal automobile line.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Installment fees and other income for the three months ended September 30, 2005 were $695,000 as compared to $568,000 for the three months ended September 30, 2004, an increase of $127,000, or 22.4%. This increase was primarily attributable to growth in our Florida homeowners line of business.

     Losses and Loss Adjustment Expenses
     Losses and loss adjustment expenses represent our largest expense item and include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as adjusting costs incurred in connection with settling claims. Losses and loss adjustment expenses for a given period are influenced by the number of exposures covered in the current year, trends in claim frequency and severity, changes in the cost of adjusting claims, changes in the legal environment and the re- estimation of prior years’ reserves in the current year. Gross losses and loss adjustment expenses are those amounts before consideration of ceded losses. Net losses and loss adjustment expenses are gross losses and loss adjustment expenses less ceded losses and loss adjustment expenses. We report our losses and loss adjustment expenses net of reinsurance.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Losses and loss adjustment expenses for the nine months ended September 30, 2005 were $30.4 million as compared to $31.9 million for the nine months ended September 30, 2004, a decrease of $1.5 million, or 4.7%. Our loss ratio for the nine months ended September 30, 2005 was 44.4% as compared to 54.3% for the corresponding period in 2004.
     We recorded $5.4 million of losses, net of reinsurance, attributable to Hurricanes Dennis, Katrina and Rita during the third quarter of 2005 in both our commercial and personal lines as compared to $7.3 million of hurricane-related costs for the corresponding period in 2004. The aggregate losses for each hurricane in the third quarter of 2005 were below our hurricane catastrophe reinsurance retention of $3.0 million per occurrence. Our only reinsurance recoveries, totaling $576,000, were from our primary reinsurance treaties. The three hurricanes increased our loss ratio for the nine months ended September 30, 2005 by 7.9 percentage points, from 36.5% to 44.4%. The effects from the hurricanes for the nine months ended September 30, 2004 increased our loss ratio by 11.4 percentage points, from 42.9% to 54.3%.
     The loss ratio for our commercial lines segment for the nine months ended September 30, 2005 was 40.5% as compared to 52.4% for the corresponding period in 2004. During the third quarter of 2005, we incurred $1.3 million of losses attributable to the three hurricanes mentioned above, net of reinsurance in our commercial lines of business. This is compared to $7.3 million of hurricane-related losses and reinstatement charges incurred in the third quarter of 2004.
     Favorable development of prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $2.2 million in the nine months ended September 30, 2005 from $21.3 million to $19.1 million, reducing the loss ratio from 45.0% to 40.5% for such nine-month period. Similar favorable development for the nine months ended September 30, 2004 reduced losses and loss adjustment expenses in our commercial lines segment by $5.8 million, from $26.8 million to $21.0 million, reducing the loss ratio from 66.9% to 52.4% for such nine-month period.
     The $2.2 million favorable development in the nine months ended September 30, 2005 was primarily attributable to $683,000 of redundancies in our commercial multi-peril product line substantially generated from the 2004, 2003 and 2001 accident years, $1.2 million of redundancies in our liability coverages substantially generated in the 2004 and 2002 accident years and $456,000 of redundancies in our accident and health line (which business we ceased writing on May 31, 2005) substantially generated in the 2004 accident year. These redundancies, plus other smaller redundancies in a number of other coverages, were partially offset by $597,000 of adverse development from our liability coverages substantially attributable to the 2003, 2001 and 2000 accident years.

     We ceased writing our accident and health line of business on May 31, 2005. This line of business requires approximately six to twelve months to substantially develop. The favorable development from our accident and health line was generated from the 2004 accident year.
     The loss ratio for our personal lines segment for the nine months ended September 30, 2005 was 57.3% as compared to 64.3% for the corresponding period in 2004. We incurred $4.1 million of losses attributable to the three hurricanes mentioned above, net of reinsurance, in our personal lines of business. We incurred no losses in 2004 attributable to hurricanes in our personal lines segment.
     The decrease in our personal lines loss ratio was primarily attributable to favorable reserve development in both our Midwest homeowners insurance line and our personal automobile insurance line. Excluding the effects from the favorable reserve development, the personal lines loss ratio was substantially unchanged.
     Favorable development of prior period reserve estimates reduced losses and loss adjustment expenses in our personal lines segment by $1.3 million in the nine months ended September 30, 2005 from $12.5 million to $11.2 million, reducing the loss ratio from 64.2% to 57.3% for such nine-month period. The favorable development of $1.3 million was comprised of $834,000 from our personal automobile line and $513,000 from our Midwest homeowners line. There were no significant changes to prior period reserve estimates in our personal lines segment during the nine months ended September 30, 2004.
     The $834,000 favorable development in the personal automobile line was comprised of $1.0 million of reserve redundancies primarily from the 1999 through 2004 accident years within our personal injury and other liability coverages, offset by a $213,000 reserve deficiency in our personal injury coverage from the 2004 accident year. These liability coverages require more years to fully develop and the case reserves are subject to greater uncertainty than for property coverages. This favorable development was primarily attributable to lower than expected loss development in our liability coverages, which expected loss development is more readily identifiable as we continue to run off our personal automobile line of business.
     The $513,000 favorable development in our Midwest homeowners line was substantially attributable to the 2004 and 2003 accident years and resulted from lower than expected losses incurred but not reported based on our existing case reserves at the time. We generally require about 12 to 24 months before the reserves in our homeowners line are sufficiently developed.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Losses and loss adjustment expenses for the three months ended September 30, 2005 were $12.0 million as compared to $13.1 million for the three months ended September 30, 2004, a decrease of $1.1 million, or 8.4%. Our loss ratio for the three months ended September 30, 2005 was 53.7% as compared to 68.1% for the corresponding period in 2004.
     The loss ratio for our commercial lines segment for the three months ended September 30, 2005 was 39.3% as compared to 77.7% for the corresponding period in 2004. The decrease in the loss ratio was substantially attributable to a $6.0 million decrease in hurricane-related costs from $7.3 million in the three months ended September 30, 2004 to $1.3 million in the corresponding period in 2005.
     Favorable development for prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $1.3 million in the three months ended September 30, 2005 as compared to $4.3 million for such period in 2004. The $1.3 million of favorable development in the three months ended September 30, 2005 was primarily attributable to $447,000 of favorable development from our accident and health line (currently in run off), $394,000 from our liability coverages substantially generated in the 2002 accident year, and $404,000 of favorable development from our commercial automobile coverages substantially generated in the 2004 and 2003 accident years.
     We ceased writing business in our accident and health insurance line on May 31, 2005. This line of business requires approximately six to twelve months to substantially develop. The favorable development from our accident and health insurance line was generated from the 2004 accident year.
     The loss ratio for our personal lines segment for the three months ended September 30, 2005 was 98.8% as compared to 52.7% for the corresponding period in 2004. The increase in the loss ratio was substantially attributable to hurricane losses experienced in our Florida Homeowners line of business. We incurred $4.1 million of losses in our personal lines segment attributable to the three hurricanes which impacted Florida in the third quarter of 2005.
     Favorable development of prior period reserve estimates reduced losses and loss adjustment expenses in our personal lines segment by $241,000 in the three months ended September 30, 2005 from $6.0 million to $5.8 million. The favorable development of $241,000 was comprised of $427,000 million from our personal automobile line partially offset by a $186,000 deficiency from our Midwest homeowners line. There were no significant changes to prior period reserve estimates in our personal lines segment during the three months ended September 30, 2004.
     The $427,000 favorable development in the personal automobile line was comprised of $543,000 of reserve redundancies primarily from the 1999 through 2004 accident years within our personal injury and other liability coverages, partially offset by $116,000 of deficiencies attributable to our personal injury coverage from the 2004 accident year. These liability coverages require more years to fully develop and the case reserves generally are subject to greater uncertainty than for property coverages. This favorable development was primarily attributable to lower than expected loss development in our liability coverages, which expected loss development is more readily identifiable as we continue to run off our personal automobile line of business.
     Policy Acquisition Costs
     Commissions generally represent approximately 75% of our total policy acquisition costs, with the remaining 25% attributable to administrative expenses directly related to the marketing and issuance of insurance policies. Policy acquisition costs are capitalized and amortized over the life of the related policy. We amortize our policy acquisition costs at the same rate at which we earn premiums.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Policy acquisition costs for the nine months ended September 30, 2005 were $17.1 million as compared to $14.1 million for the nine months ended September 30, 2004, an increase of $3.0 million, or 21.3%. The increase was primarily attributable to an increase in gross premiums earned during the nine months ended September 30, 2005 as compared to the corresponding period of 2004.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Policy acquisition costs for the three months ended September 30, 2005 were $5.8 million as compared to $4.6 million for the three months ended September 30, 2004, an increase of $1.2 million, or 26.1%. The increase was primarily attributable to an increase in gross premiums earned during the three months ended September 30, 2005 as compared to the corresponding period of 2004.

     Other Underwriting and Operating Expenses
     Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and, therefore, do not vary significantly with premium volume.
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Other underwriting and operating expenses for the nine months ended September 30, 2005 were $12.4 million as compared to $9.9 million for the nine months ended September 30, 2004, an increase of $2.5 million, or 25.3%. This increase was primarily attributable to a combination of additional expenses associated with the continued expansion of our South Pointe operations, commenced in late 2002, increased employee expenses and certain costs associated with our new Florida homeowners line of business.
     In August 2005, North Pointe Insurance received a $2.1 million regular assessment from Citizens. Certain of our insurance company subsidiaries are subject to assessments from Citizens, which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. The assessment was related to a deficit reported by Citizens for the 2004 plan year due to significant losses from the hurricanes that struck Florida in the third quarter of 2004.
     We previously reported in a press release, on October 19, 2005, that the $2.1 million assessment would result in a $1.4 million after-tax expense in the third quarter of 2005. Subsequent to that date we have verified that we will recover a substantial portion of the assessment under our catastrophe reinsurance contracts. Our retention was $114,000 plus $28,000 of reinstatement charges resulting in a $94,000 after-tax charge in the third quarter of 2005. Surcharges collected for the assessment will be paid back to the reinsurers as salvage.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Other underwriting and operating expenses for the three months ended September 30, 2005 were $4.7 million as compared to $3.2 million for the three months ended September 30, 2004, an increase of $1.5 million, or 46.9%. This increase was primarily attributable to a combination of additional expenses associated with the continued expansion of our South Pointe operations, increased employee expenses, certain costs associated with our new Florida homeowners line of business and increased expenses associated with operating as a public company.

     Interest Expense
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Interest expense for the nine months ended September 30, 2005 was $884,000 as compared to $518,000 for the nine months ended September 30, 2004, an increase of $366,000, or 70.7%. This increase was primarily attributable to an increase in our outstanding senior debt for the purpose of financing the North Pointe Casualty acquisition in February 2004, and the repurchase of the preferred shares and common shares held by our preferred shareholder on June 30, 2004.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Interest expense for the three months ended September 30, 2005 was $390,000 compared to $232,000 for the nine months ended September 30, 2004, an increase of $158,000, or 68.1%. This increase was primarily attributable to an increase in our outstanding senior debt to fund the capitalization of our Home Pointe Insurance Company subsidiary on June 28, 2005.
     Federal Income Tax Expense
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Federal income tax expense for the nine months ended September 30, 2005 was $3.5 million, representing an effective tax rate of 34.8%. Federal income tax expense for the nine months ended September 30, 2004 was $1.0 million, representing an effective tax rate of 23.1%. Our statutory tax rate for both periods was 34.0%. Our effective tax rate was lower than our statutory rate for the nine months ended September 30, 2004 due to a $273,000 favorable adjustment to our net operating losses, or NOLs, acquired as part of the management-led buyout from Queensway Financial Holdings Limited (“Queensway”), in 2002, that increased the NOLs available to us, and a $211,000 favorable adjustment attributable to the acquisition of North Pointe Casualty in February 2004.
     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Federal income tax expense for the three months ended September 30, 2005 was $67,000, representing an effective tax rate of 11.6%. Federal income tax benefit for the three months ended September 30, 2004 was $840,000, representing an effective tax rate of 80.3%. Our statutory tax rate for both periods was 34.0%. Our effective tax rate was lower than our statutory rate for the three months ended September 30, 2005 due to a $124,000 favorable adjustment attributable to the acquisition of North Pointe Casualty. Our effective tax rate was more favorable than our statutory rate for the three months ended September 30, 2004 due to a $273,000 favorable adjustment to our NOLs acquired as part of the management-led buyout from Queensway that increased the NOLs available to us, and a $211,000 a favorable adjustment attributable to the acquisition of North Pointe Casualty.
     Net Income
     Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $6.6 million as compared to $6.3 million for the nine months ended September 30, 2004, an increase of $387,000 or 6.1%. Net income for the nine months ended September 30, 2004 included an extraordinary gain of $2.9 million related to the recognition of negative goodwill resulting from the acquisition of North Pointe Casualty for less than the aggregate fair value of its net assets. Income before extraordinary item for the nine months ended September 30, 2005 was $6.6 million as compared to $3.4 million for the nine months ended September 30, 2004, an increase of $3.2 million, or 94.1%. The increase in income before extraordinary item was attributable to the combination of factors discussed above.

     Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004. Net income for the three months ended September 30, 2005 was $511,000 as compared to a $206,000 net loss for the three months ended September 30, 2004, an increase in net income of $717,000. The increase in net income was attributable to the combination of factors discussed above.
Liquidity and Capital Resources
     Sources and Uses of Funds
     North Pointe Holdings is a holding company with no business operations of its own. Consequently, our ability to pay dividends to shareholders, meet our debt payment obligations and pay our taxes and administrative expenses is dependent on intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiaries. Our insurance company subsidiaries are subject to extensive regulation by insurance regulatory agencies in each state in which they do business, including restrictions on the amount of dividends they can pay to their shareholder. North Pointe Holdings and certain of its subsidiaries are not insurance companies and, therefore, are not subject to the same level of regulation as our insurance company subsidiaries.
     Our non-insurance company subsidiaries provide management and administration services for our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $13.6 million and $8.6 million for the nine months ended September 30, 2005 and 2004, respectively. Our non-insurance company subsidiaries also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $1.5 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively. There were no material non-cash components of our non-insurance company subsidiary revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
     The primary obligations of our non-insurance company subsidiaries are salary and administration expenses and debt service obligations. Our non-insurance company subsidiaries incurred salary and administrative expenses totaling $7.1 million and $5.7 million for the nine months ended September 30, 2005 and 2004, respectively. Our minimum principal and interest payments for our bank debt and mortgage note were $3.2 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively. Subsequent to our initial public offering completed in late September, 2005, we used $16.2 million of the net proceeds therefrom to pay off our term loan on September 28, 2005. We also paid $6.6 million on our two lines of credit, with $2.4 million of debt remaining outstanding. In conjunction with the acquisition of Northwestern Zodiac we acquired $2.5 million of debt from a mortgage note.
     In the third quarter of 2005, we incurred losses as a result of Hurricanes Dennis, Katrina and Rita. These hurricanes crossed over Florida, Texas and the U.S. Gulf Coast. As of September 30, 2005, total losses incurred, net of reinsurance, related to these hurricanes were $5.4 million. In October 2005, Hurricane Wilma impacted the southern portion of Florida. As a result of the damage caused by Hurricane Wilma, we expect to incur losses and loss adjustment expenses, net of reinsurance, plus catastrophe reinsurance reinstatement charges ranging between $8.0 million and $9.5 million. These pre-tax expenses will be recorded in the fourth quarter of 2005. We do not believe the losses from these events will have a material adverse impact on our liquidity or cash flows due to adequate liquidity of cash and investments.

     Cash Flows
     Net cash provided by operating activities for the nine months ended September 30, 2005 was $9.9 million as compared to $6.2 million for the nine months ended September 30, 2004, an increase of $3.7 million. The increase in cash from operations was primarily attributable an increase in premiums collected, net of ceded premiums paid to reinsurers, of $16.5 million as a result of premiums written for our new Florida homeowners business and growth in our Florida small business line. In addition, cash increased by $939,000 and $216,000 from growth in investment income and other income, respectively. The increases in cash collected were partially offset by a $4.5 million change in restricted cash, a $3.5 million increase in income taxes paid, a $1.2 million increase in cash paid for commissions and operating expenses primarily associated with the Florida homeowners and Florida small business growth, and a $4.8 million increase in net losses paid.
     The reduction in our loss reserves from $96.6 million as of December 31, 2004 to $84.8 million as of September 30, 2005 was primarily attributable to direct losses paid relating to hurricane losses incurred in 2004. As of the date of this report, the 2004 hurricane losses paid that are covered under our catastrophic reinsurance agreements have been substantially recovered.
     Net cash used in investing activities for the nine months ended September 30, 2005 was $27.9 million and was attributable, in part, to $25.9 million of net cash used in investment portfolio purchases in excess of investment portfolio sales and bond maturities, with the remainder attributable to net cash used for the acquisition of Northwestern Zodiac and the purchase of fixed assets. Net cash provided by investing activities for the nine months ended September 30, 2004 was $4.8 million and was attributable, in part, to a $3.3 million net increase in cash from the acquisition of North Pointe Casualty, with the remainder primarily attributable to net cash flows from investment portfolio sales and bond maturities in excess of investment portfolio purchases.
     Net cash provided by financing activities for the nine months ended September 30, 2005 was $23.9 million and was attributable to $41.6 million in net proceeds received from our initial public offering of common stock completed in September 2005, offset by a $17.7 million decrease in net borrowings. Net cash provided by financing activities for the nine months ended September 30, 2004 was $5.1 million and was primarily attributable to an increase of $9.6 million in net borrowings in order to finance the acquisition of North Pointe Casualty, offset by $4.5 million used in the purchase and retirement of common and preferred stock.
     We believe that existing cash and investment balances, as well as cash flows from operations, will be adequate to meet the capital and liquidity needs of North Pointe Holdings and each of its subsidiaries during the twelve-month period following the date of this report. We currently anticipate meeting our long-term capital and liquidity needs through a combination of cash flows from operations and possible future debt or equity financings. No assurances can be given, however, that we will generate cash flows from operations sufficient to meet our ongoing financial requirements or that debt or equity financing will be available to us upon acceptable terms, if at all, in the future.

     Contractual Obligations and Commitments
     The following table summarizes information about our contractual obligations which had significant changes since December 31, 2004. The minimum future payments, including interest, under these agreements as of September 30, 2005 are as follows:

						2010 and
	2005	2006	2007	2008	2009	thereafter	Total
			(Dollars in thousands)
Senior debt	$41	$162	$2,441	$—	$—	$—	$2,644
Mortgage loan on building	67	267	267	267	267	2,299	3,434
Operating leases	570	583	595	608	486	—	2,842

Total	$678	$1,012	$3,303	$875	$753	$2,299	$8,920

     Upon the completion of our initial public offering of common stock in September, 2005, we used $22.6 million of the net proceeds therefrom to pay down our senior debt facility. Shortly thereafter, on September 29, 2005, we borrowed $2.4 million against our revolving credit note. The entire $2.4 million line of credit balance as of September 30 2005, was reflected as due in 2007. During the third quarter of 2005, North Pointe Financial completed its acquisition of Northwestern Zodiac and, as a result, we assumed the mortgage on our office building in Southfield, Michigan, including monthly principal and interest payments of $22,000 and a balloon payment of $1.9 million due in June 2011. As of September 30, 2005, the mortgage debt obligation had an outstanding balance of $2.5 million. The mortgage debt is required to be paid in full in June 2011, which is reflected as due in the years 2010 and later in the table above. The purchase of this entity terminated the previous lease obligation related to our office building in Southfield.
     Investments
     Our investment strategy is to invest our underwriting income into marketable and highly liquid investment-grade securities. We employ outside money managers to manage our investment portfolio based on investment guidelines approved by our board of directors. Our board reviews these guidelines annually, and we have an investment committee, currently comprised of our Chief Executive Officer, Chief Operating Officer and an independent director, which meets at least quarterly to discuss our performance relative to our objectives. Our key objectives in developing our investment guidelines include maintaining sufficient liquidity to meet insurance operation obligations, ensuring capital preservation, and maximizing total return on the portfolio. Our investment portfolio consists of investment-grade fixed-income instruments and equity securities listed on major exchanges. We believe our investment portfolio is highly liquid, and we manage it to have a relatively short duration. Our portfolio is not subject to foreign exchange risk, and we do not utilize options or otherwise leverage our portfolio. In addition, we employ stringent diversification rules to minimize concentration of risk.

     Our cash and investment portfolio totaled $149.3 million and $115.2 million as of September 30, 2005 and December 31, 2004, respectively, and is summarized as follows:

	As of September 30, 2005		As of December 31, 2004
		Percent of		Percent of
	Amount	portfolio	Amount	portfolio
		(Dollars in thousands)
Fixed Income:
U.S. governmental and agency securities	$23,498	15.7%	$33,146	28.8%
Foreign governmental	568	0.4%	—	—
Corporate securities	30,129	20.2%	19,795	17.2%
Mortgage-backed securities	33,882	22.7%	23,127	20.1%
Asset-backed	12,246	8.2%	—	—

Total fixed-income	100,323	67.2%	76,068	66.0%

Cash and cash equivalents	39,129	26.2%	29,878	25.9%
Equity securities:
Common shares	9,878	6.6%	9,280	8.1%

Total equity securities	9,878	6.6%	9,280	8.1%

Total	$149,330	100.0%	$115,226	100.0%

     We regularly evaluate our investment portfolio to identify other-than-temporary impairments of individual securities. We consider many factors in determining if an other-than-temporary impairment exists, including the length of time and extent to which fair value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security, and our ability and willingness to hold the security until the fair value is expected to recover. Accordingly, when a decline in the value of a specific investment is considered to be “other than temporary,’’ a provision for impairment is charged to earnings. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity.
     The gross unrealized losses of our investments as of September 30, 2005 and the period of time such investments were in a loss position were as follows:

	As of September 30, 2005
	Less than 12 months		12 months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(Dollars in thousands)
U.S. governmental and agency securities	$16,812	$241	$4,871	$135	$21,683	$376
Foreign governmental	310	3	258	11	568	14
Corporate securities	23,288	422	6396	223	29,684	645
Mortgage-backed securities	13,473	195	9187	345	22,660	540
Asset-backed	20,319	295	0	—	20,319	295

Total debt securities	$74,202	$1,156	$20,712	$714	$94,914	$1,870

Equity securities	$2,084	$184	$—	$—	$2,084	$184

Unpaid Losses and Loss Adjustment Expenses
     At September 30, 2005, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $60.1 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves. We established a reasonable range of net reserves of approximately $56.7 million to $62.8 million primarily by reviewing the various actuarial methods used to estimate net loss and loss adjustment expense reserves by each coverage or product line. We calculated the high end of the range by applying more weight to the results from methods that generated higher estimates and we calculated the low end of the range by applying more weight to the results from methods that generated lower estimates.

	Net Reserves at September 30, 2005
	Personal	Commercial
	Lines	Lines
	Segment	Segment	Total
	(Dollars in thousands)
Low end of range	$9,839	$46,836	$56,675
Carried reserves	10,028	50,072	60,100
High end of range	10,728	52,115	62,843
     We further generated a sensitivity analysis of our net reserves based on reasonably likely changes to the key assumptions which drive our reserves. Our most significant assumptions are the loss development factors applied to paid losses and case reserves to develop IBNR by product or coverage. Although historical loss development provides us with an indication of future loss development, it typically varies from year to year. Thus, for each accident year within each product or coverage we select one loss development factor out of a range of historical factors. Our sensitivity analysis provides for possible variations from the selected loss development factors based on the year-to-year variations of historical loss development.
     We calculated the high end of the range primarily by increasing loss development factors based on the higher end of the historical range of loss development and we calculated the low end of the range by reducing loss development factors based on the lower end of the historical range of loss development. These changes were performed by product line or coverage, as applicable, for the most recent two to four accident years. We believe that the historical range of loss development provides a good indication of reasonably likely changes to our reserve estimate.
     Such changes in key assumptions would have increased or decreased net reserves as of September 30, 2005 by $4.0 million or $4.7 million, respectively. If net reserves were $4.0 million greater as of September 30, 2005, our net income in 2005 and shareholders’ equity as of September 30, 2005 would have been lower by $2.6 million. Conversely, if net reserves were $4.7 million less as of September 30, 2005, our net income for the nine months ended September 30, 2005 and shareholders’ equity as of September 30, 2005 would have been greater by $3.1 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.

     The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of September 30, 2005.

	Net Reserves at September 30, 2005
	Personal	Commercial
	Lines	Lines
	Segment	Segment	Total
	(Dollars in thousands)
Low end of range	$8,107	$47,287	$55,394
Carried reserves	10,028	50,072	60,100
High end of range	13,315	50,747	64,062
     Given the numerous factors modified in the analysis, as well as the variety of coverages analyzed, we do not believe that it would be reasonably practicable to provide more detailed disclosure regarding the individual changes to the loss development factors and their individual effects on the total reserves. Furthermore, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

     The table below presents a breakdown of our insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for incurred but not reported (IBNR) losses:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Case:
Commercial lines products
Liability	$14,216	$11,679
Property	3,714	7,482
Commercial multi-peril	11,654	15,507
Commercial automobile	4,976	5,132
Other	735	764

Total commercial lines	35,295	40,564
Personal lines products
Personal automobile	7,356	9,830
Homeowners	3,898	1,400

	11,254	11,230

Total	$46,549	$51,794

IBNR:
Commercial lines products
Liability	$16,030	$15,380
Property	787	825
Commercial multi-peril	9,678	10,600
Commercial automobile	2,312	3,117
Other	538	2,082

Total commercial lines	29,345	32,004
Personal lines products
Personal automobile	6,638	12,115
Homeowners	2,278	648

	8,916	12,763

Total	$38,261	$44,767

Total:
Commercial lines products
Liability	$30,246	$27,059
Property	4,501	8,307
Commercial multi-peril	21,332	26,107
Commercial automobile	7,288	8,249
Other	1,273	2,846

Total commercial lines	64,640	72,568

Personal lines products
Personal automobile	13,994	21,945
Homeowners	6,176	2,048

	20,170	23,993

Total	$84,810	$96,561

     The combined case reserves in our commercial property and commercial multi-peril lines were $15.4 million and $23.0 million as of September 30, 2005 and December 31, 2004. The $7.6 million, or

33.0%, combined decrease in our commercial property and commercial multi-peril lines is primarily attributable to claim payments made in 2005 relating to the 2004 hurricane losses.
     Total reserves in our personal automobile line were $14.0 million and $21.9 million as of September 30, 2005 and December 31, 2004, respectively. The $7.9 million, or 36.1%, decrease in total personal automobile reserves is due to our exiting this line of business in October 2004.
     Total reserves in our homeowners line were $6.2 million and $2.0 million as of September 30, 2005 and December 31, 2004, respectively. The $4.2 million, or 210.0%, increase in homeowners total reserves is comprised of a $2.5 million increase in case reserves, primarily attributable to the hurricane losses, and a $1.7 million increase in IBNR reserves primarily attributable to the growth in our Florida homeowners line of business.
Contingencies
     Citizens Property Insurance Company
      Certain of our insurance company subsidiaries are subject to assessments from Citizens, which was created by the state of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. We were assessed $2.1 million in August 2005 in order to fund a reported $515 million deficit related to 2004 hurricanes.
     Citizens, at the discretion and direction of its board of directors, can levy a regular assessment on participating companies for a deficiency in any calendar year up to the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year. An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup its Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Department of Insurance at least 15 days prior to imposing the surcharge on policies. In this instance, we have filed for a policy surcharge with the Florida Department of Insurance and expect to substantially recoup the cost of the assessment over the next twelve to eighteen months through such surcharges. To the extent reinsurers cover the assessment they shall be reimbursed from surcharges collected as salvage.
      Citizens is designed so that the ultimate cost is borne by policyholders; however, the exposure to assessments and the availability of recoupments may not always offset each other. Moreover, even if they do offset each other they may not offset each other in the same fiscal period’s financial statements due to the ultimate timing of the assessments and recoupments, as well as the possibility of policies not being renewed in subsequent years.
      It has been publicly reported that Citizens continues to have a significant deficit as a result of hurricane losses in Florida in 2004 and 2005, even after giving effect to the $2.1 million regular assessment imposed on us by Citizens in August 2005. We believe that it is probable that Citizens will further assess insurance carriers in Florida in order to fund a substantial portion of their currently reported deficit; however, the amount of such assessment to be imposed on us is currently unestimable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
Interest Rate Risk
     Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2005 was 3.3 years.
     The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
			Increase (Decrease) in
		Estimated
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of September 30, 2005	Fair Value	Fair Value	Fair Value	Equity
		(Dollars in thousands)
200 basis point increase	$93,329	$(6,994)	(7.0)%	(5.6)%
100 basis point increase	96,772	(3,551)	(3.5)	(2.8)
No Change	100,323	—	—	—
100 basis point increase	103,789	3,466	3.5	2.8
200 basis point increase	106,619	6,296	6.3	5.0

  Credit Risk
     An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements, which limit the portion of our total investment portfolio that we can invest in any one security. As of September 30, 2005, we primarily invested in U.S. government securities and investment-grade corporate bonds.
     We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. To mitigate our credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” or better and continue to evaluate their financial condition throughout the duration of our agreements.
     At September 30, 2005 and December 31, 2004, amounts due us from reinsurers were $38.5 million and $50.3 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
  Effects of Inflation
     We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. We consider the effects of inflation in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a long-term upward trend in the cost of judicial awards for damages.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.
     In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005 due to the existence of the material weaknesses identified below. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material weakness of the annual or interim financial statement will not be prevented or detected.
     Identification of Material Weaknesses
      As of September 30, 2005, our management has concluded that we did not maintain effective controls over the completeness of liabilities related to a recent assessment from Citizens. Specifically, we did not properly identify and recognize the liability when probable and reasonably estimable. This control deficiency resulted in an adjustment to the 2005 third quarter consolidated financial statements. In addition, this control deficiency could result in a misstatement to the liability for other insurance-related assessments and related expense accounts that would cause a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has concluded that this control deficiency constitutes a material weakness.
      In addition, as of September 30, 2005, our management has concluded that we did not maintain effective controls over the accounting for certain reinsurance contracts. Specifically, we did not properly evaluate certain of our reinsurance contracts to determine amounts recoverable related to the above-referenced assessment from Citizens. This control deficiency resulted in an adjustment to the 2005 third quarter consolidated financial statements. In addition, this control deficiency could result in a misstatement to the reinsurance recoverables and related expense accounts that would cause a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has concluded that this control deficiency constitutes a material weakness.
     Remediation Plan for Material Weaknesses
      Since identifying these material weaknesses, we have implemented additional internal controls over financial reporting to remediate these deficiencies, including revising our assessment and reinsurance review process to incorporate a joint review by our Accounting Department and our Underwriting and Reinsurance Departments to determine the applicability and accounting treatment of assessments and available reinsurance. We believe that such corrective actions have remediated the identified weaknesses in our internal controls over financial reporting as of the date of this report. However, we will require more time to observe and test the operating effectiveness of the controls to ensure that the material weaknesses no longer exist.
     Changes in Internal Controls over Financial Reporting
      There were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting. Subsequent to September 30, 2005, the Company identified the material weaknesses identified above.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this report, we are not a party to any pending legal proceedings other than in the ordinary course of defending claims asserted against our policyholders, none of which, if decided adversely to us, would, in the opinion of management, have a material adverse effect on our business or financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 28, 2005, we completed an initial public offering of 4,000,000 shares of common stock, at an initial public offering price of $12.00 per share, for an aggregate offering price of $48.0 million. The managing underwriters for the offering were SunTrust Robinson Humphrey, William Blair & Company and Sandler O’Neill & Partners, L.P. Our costs associated with the initial public offering included $3,360,000 in underwriting discounts and commissions and $3,054,000 of offering expenses, resulting in net proceeds to us of approximately $41.6 million.
      On November 10, 2005, the underwriters notified us of their intention to exercise 225,000 shares of the over-allotment option granted in connection with the initial public offering of common stock at a price of $12.00 per share. Although no assurances can be given with regard to the timing or occurrence of closing, we currently anticipate the closing on the sale of such shares will occur on or about November 15, 2005. Proceeds to us from the sale of such shares are expected to be $2,511,000, net of the underwriting discount of $189,000.
     The shares of common stock sold in our initial public offering were registered pursuant to a Registration Statement on Form S-1 (File No. 333-122220) that was declared effective by the Securities and Exchange Commission on September 23, 2005.

     No offering expenses were paid to any of our directors, officers or their associates, to persons owning ten percent (10%) or more of any class of our equity securities, or to our affiliates. Notwithstanding the foregoing, certain of our officers and directors purchased an aggregate of 9,000 shares of common stock in the offering at a price per share equal to the initial public offering price per share.
     We used $22.6 million of the net proceeds from the offering to repay indebtedness on our senior credit facility. In addition, we contributed $19.0 million to our insurance subsidiaries. Of this amount, $10.0 million was contributed to North Pointe Insurance, $5.0 million was contributed to North Pointe Casualty and $4.0 million was contributed to Midfield. No payments were made to our directors, officers or their associates, to persons owning ten percent (10%) or more of any class of our equity securities, or to our affiliates.
     In the prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220), under the caption “Use of Proceeds”, we stated that $19.0 million of the net proceeds from the offering would be contributed to two of our insurance subsidiaries, North Pointe Insurance and North Pointe Casualty. As discussed above, we contributed $4.0 million of such amount to our Midfield insurance subsidiary rather than to either North Pointe Insurance or North Pointe Casualty.
Item 4. Submission of Matters to a Vote of Security Holders.
     On July 8, 2005, our shareholders approved, by unanimous written consent:
(1)	Our Second Amended and Restated Articles of Incorporation, effective as soon as practicable following the effectiveness of our Registration Statement on Form S-1 (Reg. No. 333-122220);

(2)	Our Second Amended and Restated Bylaws, effective as soon as practicable following the effectiveness of our Registration Statement on Form S-1 (Reg. No. 333-122220);

(3)	The election of Julius A. Otten and Joseph D. Sarafa to our Board of Directors, effective upon the closing of our initial public offering of common stock; and

(4)	Our Equity Incentive Plan.
Item 5. Other Information.
     Related-Party Transaction
      On September 30, 2005, we entered into an agreement with Joon S. Moon, a director of the Company, pursuant to which Mr. Moon will assist our management in reviewing, evaluating and structuring possible future acquisitions. Pursuant to the contract, Mr. Moon is to receive compensation of $5,000 per month. The agreement is terminable by either party upon 30 days prior notice. This agreement was unanimously approved by our board of directors on September 30, 2005.
     A.M. Best Rating Upgrade
     On November 11, 2005, A.M. Best announced it has upgraded the financial strength rating of North Pointe Insurance from B+ (Very Good) to B++ (Very Good). A.M. Best also affirmed North Pointe Casualty’s financial strength rating of B+ (Very Good). In addition, A.M. Best assigned an issue credit rating of “bb” to North Pointe Holdings Corporation and a “bbb” to North Pointe Insurance. All ratings have stable outlooks.
Item 6. Exhibits.

Exhibit
Number		Exhibit

10.1	*	Form of stock option award.

10.2	*	Form of restricted stock award.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH POINTE HOLDINGS CORPORATION
Date: November 14, 2005	By:	/s/ James G. Petcoff
James G. Petcoff
Chief Executive Officer, President & Chairman of the Board

Date: November 14, 2005	By:	/s/ John H. Berry
John H. Berry
Chief Financial Officer & Treasurer (Principal Accounting Officer)

Date: November 14, 2005	By:	/s/ Harold J. Meloche
Harold J. Meloche
Vice President — Compliance

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.1*	Form of stock option award.

10.2*	Form of restricted stock award.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Compensatory plan or arrangement

E-1