Form 10-K
period 2005-12-31
NORTH POINTE HOLDINGS CORP
filed 2006-03-21
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-51530
NORTH POINTE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3615047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28819 Franklin Road	48034
Southfield, Michigan (Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
(248) 358-1171
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, No par value	Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of the common shares held by non-affiliates computed by reference to the price at which the common shares were last sold as of June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), assuming that price was the same as the registrant’s September 23, 2005 initial public offering price of $12.00 per share, was $56.3 million. (For this computation, the registrant has excluded the market value of all shares of its Common Stock beneficially owned by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)
     As of February 17, 2006, there were 9,116,687 shares of Common Stock outstanding.
Documents incorporated by reference are as follows:

Part and Item Number of
Document	Form 10-K into Which Incorporated

North Pointe Holdings Corporation Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders to be held June 21, 2006	Part III, Items 10 through 14

FORM 10-K TABLE OF CONTENTS

		PAGE
PART I:
Item 1.	Business	3
Item 1A.	Risk Factors	24
Item 2.	Properties	36
Item 3.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
PART II:
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
PART III:
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accountant Fees and Services	67
PART IV:
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	67
Item 15(a)(1).	Financial Statements and Report of Independent Registered Public Accounting Firm	67
Item 15(a)(2).	Financial Statement Schedules	98
Item 15(a)(3).	Exhibit Index	109
Junior Subordinate Indenture, dated as of February 22, 2006
Form of Floating Rate Junior Subordinated Note Due 2036
Form of Preferred Securities Certificate of NP Capital Trust I
Form of Certificate Evidencing Common Securities of NP Capital Trust I
Line of Credit Loan Agreement, dated March 4, 2005
Line of Credit Note, dated March 4, 2005
Consulting Agreement, dated March 5, 2003
Consulting Agreement, dated September 30, 2005
Trust Agreement of NP Capital Trust I, dated as of February 21, 2006
Amended and Restated Trust Agreement, dated as of February 22, 2006
Guarantee Agreement, dated February 22, 2006
Purchase Agreement, dated as of February 22, 2006
Junior Subordinated Note Purchase Agreement, dated as of February 22, 2006
Waiver and Consent Letter Dated February 21, 2005
Waiver Letter Dated February 28, 2005 to the Amended and Restated Credit Agreement
Assumption of Mortgage Agreement for the Purchase Agreement, dated 8/18/2005
Amendment No. 5 to Amended and Restated Credit Agreement, dated September 22, 2005
Subsidiaries of North Pointe Holdings Corporation
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
Certification of Chief Executive Officer & Chief Financial Officer to 18 U.S.C. Section 1350

PART I

Item 1.	BUSINESS.
      The following discussion of our business contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events. We caution that although forward-looking statements reflect our good faith beliefs and best judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including those risks, uncertainties, and factors detailed from time to time in reports filed with the Securities and Exchange Commission, or SEC, and in particular those set forth under the heading “Risk Factors” in this Annual Report on Form 10-K.
      Unless otherwise indicated or the context otherwise requires, in this Annual Report on Form 10-K: references to “North Pointe,” “we,” “us” and “our” are to North Pointe Holdings Corporation and its consolidated subsidiaries; references to “our insurance companies” or “our insurance company subsidiaries” are to North Pointe Insurance Company (referred to herein as North Pointe Insurance), North Pointe Casualty Insurance Company (referred to herein as North Pointe Casualty), Home Pointe Insurance Company (referred to herein as Home Pointe Insurance) and Midfield Insurance Company (referred to herein as Midfield), taken together; references to the “Predecessor Companies” are to the companies we purchased on June 26, 2002 from Queensway Holdings, Inc., namely North Pointe Financial Services, Inc. (referred to herein as North Pointe Financial) and its subsidiaries which include North Pointe Insurance, Universal Fire & Casualty Insurance Company, and Alliance Surety Holdings, Inc.
The Company
      North Pointe Holdings Corporation is a property and casualty insurance holding company. Through our insurance company subsidiaries, we market both specialty commercial and personal insurance products. For the year ended December 31, 2005, 72.1% and 27.9% of our net premiums earned were attributable to commercial lines and personal lines, respectively. Within our commercial lines segment, we primarily target policyholders that we believe are underserved due to either the size of the market or unique operating characteristics of potential policyholders. Examples of the classes of commercial policyholders that we serve are owner-operated small and mid-sized restaurants, bars, taverns, small grocery and convenience stores, bowling centers, automobile repair facilities and artisan contractors. Our personal lines segment is currently focused on specialty homeowners insurance in Florida, Indiana, Illinois and Iowa.
Industry Information
      Our insurance company subsidiaries write both property and liability insurance. Property insurance covers a policyholder whose property is damaged or destroyed by a covered risk. The loss is the reduction in the value of the property being insured after the covered risk has occurred. Liability, also known as casualty, insurance covers a policyholder’s liability resulting from a covered risk in the form of an act or omission that causes bodily injury or property damage to a third party. In liability insurance, the loss is the amount of the claim or payment made on the policyholder’s behalf. Our insurance company subsidiaries write property and liability insurance for businesses and professional organizations (commercial lines) and for individuals (personal lines).
      We write insurance with both short-tail and longer-tail liability. Short-tail liability is liability for losses which become known to the policyholder and are reported to the insurance company within a short period of time, generally within the policy period or within one or two years of expiration. Conversely, longer-tail liability is liability for losses that may take many years before they become known to the policyholder and are reported as claims. We consider our property, homeowners and automobile damage coverages to be short-tail, because we generally know by policy expiration or shortly thereafter if there is a loss. We consider our liquor liability and general liability coverages to be longer-tail business because losses under these coverages may not be reported to us for several years.
      Most property and casualty insurance policies are purchased from insurance companies that are licensed to write insurance in the state in which the policy was sold. These companies are admitted to do business in the state by its insurance department, and therefore are generally known as admitted companies. Admitted companies’ insurance rates and forms are regulated by state insurance departments. In contrast, non-admitted companies, also known as excess or surplus lines companies, are not closely regulated in the particular state. They provide coverage for risks that either do not fit the underwriting criteria of admitted carriers or are of such a class of risk that the admitted carriers in that state generally avoid them altogether, often due to the difficulty of insuring these risks in an environment where rates and forms are regulated. To help ensure the availability of those lines of insurance that the admitted companies will not provide, the individual insurance departments of various states will permit surplus lines companies to offer these lines, foregoing the standard regulation of solvency, rates and forms. As of December 31, 2005, one or more of our insurance company subsidiaries were licensed as admitted companies in 46 states and authorized as surplus lines companies in 30 states. We have admittances or authorizations in 48 states plus the District of Columbia.
Our Product Lines
      The following table shows our net premiums earned by product line for each of the periods indicated:

	Years Ended December 31,

	2005		2004		2003

		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Commercial Lines:
Liquor liability	$10,913	12.9%	$10,818	14.1%	$9,790	14.2%
General liability	12,807	15.1%	10,734	13.9%	8,005	11.6%

Total liability	23,720	28.0%	21,552	28.0%	17,795	25.8%
Property	6,299	7.4%	7,129	9.3%	5,258	7.6%
Commercial multi-peril	22,230	26.2%	18,968	24.6%	13,313	19.4%
Commercial automobile	6,156	7.3%	5,412	7.0%	6,928	10.1%
Other	2,661	3.2%	2,274	3.0%	2,182	3.2%

Total commercial lines	61,066	72.1%	55,335	71.9%	45,476	66.1%

Personal Lines:
Automobile	1,459	1.7%	15,109	19.6%	16,675	24.3%
Homeowners	22,211	26.2%	6,513	8.5%	6,589	9.6%

Total personal lines	23,670	27.9%	21,622	28.1%	23,264	33.9%

Total net premiums earned	$84,736	100.0%	$76,957	100.0%	$68,740	100.0%

Commercial Insurance Products
      Our specialty commercial insurance lines consist primarily of coverages for liquor liability, property, general liability, commercial multi-peril and commercial automobiles. Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. During the years ended December 31, 2005, 2004, and 2003 our commercial lines segment accounted for 72.1%, 71.9% and 66.1%, respectively, of our net premiums earned.
      Liquor Liability. Liquor liability laws require a business that sells alcoholic beverages to be responsible for bodily injury or property damage caused by its customers to a third party. Insurance coverage for this exposure is referred to as liquor liability insurance. Our liquor liability insurance policies provide limits generally ranging from $50,000 to $1.0 million per occurrence.
      General Liability. General liability covers a policyholder’s liability resulting from a covered risk in the form of an act or omission of the policyholder that causes bodily injury or property damage to a third party. Our general liability policies usually provide for defense and related expenses in addition to per occurrence and aggregate policy limits. Our general liability insurance policies have varying limits, with the majority of our policies having limits of $1.0 million or less.
      Property. Property insurance covers a policyholder whose property is damaged or destroyed by a covered risk. Our property insurance policies have varying limits, with the majority of such policies having limits of $1.0 million or less.
      Commercial Multi-Peril. Commercial multi-peril, also known as CMP, is composed of two or more coverages including property, commercial automobile, boiler and machinery and general liability, and is tailored to the policyholder’s needs. Business owners policies, also known as BOP, are included within our CMP line and combine property, liability and business interruption coverage to cover expenses of a small business resulting from damage to the business’ property or the acts or omissions of the business that cause damage to a third party. Optional specialty coverages can also be added to these packages, including liquor liability, business crime, accounts receivable, theft of money and securities, computer equipment and outdoor sign coverages. Our typical policy for CMP or BOP has a $1.0 million limit, but we have the ability to write umbrella coverage over our basic limits through a reinsurer.
      Commercial Automobile. Commercial automobile policies provide physical damage and other liability coverage for activities involving company-owned vehicles. Our commercial automobile insurance policies generally provide combined bodily injury and property damage limits of $1.0 million.
      We currently provide commercial automobile insurance policies primarily in Florida and Ohio to policyholders who purchase or currently have other commercial policies with us and who have a need to insure company-owned vehicles. Commercial automobile insurance represented approximately 7.3% of our net premiums earned for the year ended December 31, 2005.
      Other Program Business. We occasionally offer other small specialty commercial products, generally in instances where one of our independent agents has expertise in the particular coverages. For example, we offer property and liability coverages to small Michigan assisted-living facilities. For these programs, we maintain final underwriting authority for all the risks that we insure. Our small specialty commercial programs accounted for 3.2% of our net premiums earned for the year ended December 31, 2005.

Personal Insurance Products
      We also offer selected specialty personal insurance products. During the year ended December 31, 2005, 2004 and 2003, our personal lines segment accounted for approximately 27.9%, 28.1% and 33.9%, respectively, of our net premiums earned.
      Homeowners and Dwelling/ Fire. We currently offer non-standard homeowners insurance and dwelling/fire insurance products to individuals in Indiana, Illinois, Iowa and Tennessee which composes our Midwest homeowners insurance line. Non-standard homeowners insurance and dwelling/fire insurance provides coverage to homeowners who find it difficult to obtain coverage from standard carriers due to various factors including the age of the home, its replacement value and/or location. Our Midwest homeowners line typically offers coverage with property limits ranging from $100,000 to $250,000 and personal liability limits ranging from $50,000 to $300,000. The dwelling/fire insurance line provides individual owners with property coverage and basic perils coverage only, with no liability coverage attached.
      In December 2004, we began offering new homeowners and dwelling/fire insurance to former policyholders of an unaffiliated insurer in liquidation in Florida. We recorded $28.7 million of gross premiums written attributable to the Florida homeowners insurance business, in 2005. This homeowners coverage generally has property limits ranging from $100,000 to over $500,000 and personal liability limits of $100,000 or $300,000.

      Automobile. Non-standard personal automobile insurance provides coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a lack of prior insurance, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. In general, customers in the non-standard market pay higher premiums for comparable coverage than customers who qualify for the standard market. Typically, our non-standard personal automobile insurance policies were issued for six months and for the minimum limits of coverage mandated by state law. On October 15, 2004, we sold the renewal rights to this book of business. We continue, however, to be responsible for performing claims and other administrative services with respect to the run-off of non-standard automobile policies that were either expired or still in-force at the time of the sale.
      Flood Insurance Product. North Pointe Insurance has been approved by the Federal Emergency Management Agency (“FEMA”) to underwrite flood insurance for the United States government’s National Flood Insurance Program (the “Flood Program”), effective October 1, 2005. North Pointe Insurance began writing Flood Program business for homeowners insurance customers in Florida in December 2005 with negligible writings as of year-end.
      While the Flood Program business is written on insurance contracts directly issued by North Pointe Insurance, the underwriting risk arising from the business effectively remains with the United States government. As compensation for its involvement in the Flood Program, North Pointe Insurance is allowed to retain certain operating and administrative expense allowances from the gross premiums written of the Flood Program.

Administrative Services
      North Pointe Financial, which is our wholly-owned licensed general agent, was our original general agent for the restaurant, bar and tavern, or RBT, business in Michigan in the period before North Pointe Insurance became licensed, in 1987. It also provides management and administrative services for our insurance company subsidiaries and our premium finance subsidiary. These services include providing staff, offices and equipment, and collecting premium, for which North Pointe Financial earns fee income. We also offer premium financing to commercial accounts through N.P. Premium Finance Company, our wholly-owned premium finance company. We generally provide premium financing for our policyholders only. This subsidiary is licensed to provide premium financing in seven states, but does most of its business in Michigan, Iowa, Ohio and Illinois. As of each month-end during 2005, we had an average finance receivable balance of approximately $1.0 million, and averaged just over 500 accounts serviced for each month during such period.

Geographic Distribution
      Although we began writing business in Michigan, we have expanded our products and targeted policyholder focus into other states. The following table illustrates the geographic distribution, by state, of our net premiums earned for the periods indicated:

	Years Ended December 31,

		2004(1)
State	2005	(Pro Forma)	2004	2003

Florida	60.6%	45.1%	36.3%	28.6%
Michigan	22.0%	30.1%	43.8%	47.3%
Indiana	5.2%	8.4%	6.8%	6.3%
Illinois	3.8%	6.6%	5.3%	10.8%
Ohio	2.4%	3.3%	2.7%	2.7%
New York	1.1%	1.5%	1.2%	0.0%
Pennsylvania	1.2%	0.9%	0.7%	0.1%
Iowa	0.8%	1.2%	1.0%	1.4%
New Jersey	0.6%	1.0%	0.8%	0.4%
South Dakota	0.6%	0.7%	0.5%	0.4%
All others	1.7%	1.2%	0.9%	2.0%

	100.0%	100.0%	100.0%	100.0%

(1)	After giving effect to the sale of the new and renewal policy rights relating to our non-standard personal automobile insurance line in October 2004, as if such transaction had occurred on January 1, 2004.
Marketing and Distribution
      We market and sell our products through a network of over 1,650 independent agents that distribute our policies through their approximately 2,490 sales offices located in 34 states. Our marketing and distribution programs are designed to reach our targeted policyholders efficiently and to provide superior customer service to our network of independent agents. Because we treat our agents as our customers, we are focused on delivering outstanding service by providing short response times to requests for quotes, working with agents to develop unique policies to meet the specific needs of their customers and developing agent-friendly technology, such as the internet-based, quote system for our specialty homeowners insurance product. We distribute most of our insurance products through a geographically dispersed network of agents that serve local communities. We believe that geographic penetration is important to reach many potential customers because they tend to purchase insurance policies from agents in their general vicinity. For example, agents that serve multiple policyholders in a local community are the primary distribution channel for our products focused on the RBT, small business and specialty homeowners markets.
      We often augment our marketing efforts of our agents by obtaining the endorsement of appropriate trade associations. For example, we market our bowling products by cultivating relationships with agents that specialize in bowling centers and obtaining the endorsement of national and state bowling associations.
      We are not dependent upon any single agent or group of agents. In 2005, our single largest agent accounted for 4.3% of our total gross premiums written and our top 5 agents accounted for 13.5% of our gross premiums written with no other agent accounting for more than 1.4%.
Underwriting and Pricing
      Commercial Lines. In writing commercial lines policies, we frequently employ customized limiting endorsements, rating surcharges and customized limits to align our product offerings to the risk profile of the class and the specific policyholder being underwritten. Furthermore, we continuously monitor our markets so that we are able to quickly implement changes in pricing, underwriting guidelines and product offerings as necessary to remain competitive. We generally do not pursue commercial product lines where competition is based primarily on pricing. We augment our own internally-developed pricing models with benchmark rates and policy terms set forth by the Insurance Services Office, or ISO. The ISO system is a widely recognized industry resource for common and centralized rates and forms. It provides advisory rating, statistical and actuarial services, sample policy provisions and other services to its members.
      Personal Lines. We employ internal product managers to review our position relative to our competition, create better segmentation of pricing and originate premium rate changes as appropriate. Consistent with industry practice, we grant our personal lines agents binding authority within our specific guidelines. Once a completed application and premium payment are submitted to us, the application is bound but still reviewed for final approval. If the agent has underwritten and submitted the account according to our guidelines, we process the application as complete. If our guidelines have not been followed, the application may be cancelled or updated and re-submitted for further underwriting review. If the agent does not submit the minimum down payment, we allow for a specific notice and cure period, then process or cancel as appropriate.
Claims Handling
      We believe that effective claims management is critical to our success, allowing us to cost-effectively pay valid claims, while vigorously defending those claims that lack merit. To this end, we utilize a proactive claims handling philosophy and seek to internally manage or supervise all of our claims from inception until settlement. By handling our claims internally, we believe we can quickly assess claims, improve communication with our policyholders and claimants, manage against fraud and better control our claims management costs.
      In conjunction with a third-party vendor, we have developed a customized claims handling management information system with remote access capability to assist us in the claims handling process. This system has been tailored to our claims information processing needs and allows for ongoing automated claims management and reporting. With the more up-to-date information that is available through this system, our adjusters and claims managers can better track and assess claims, litigation and reinsurance developments. We can also readily capture information that is useful in establishing loss reserves and determining premium rates. As a result, we believe our claims management approach has helped us to generate loss ratios that are better than averages for our industry.
Unpaid Losses and Loss Adjustment Expenses
      We are liable for losses covered under our insurance policies and we establish reserves for unpaid losses and unpaid loss adjustment expenses for all of our lines of business. Our reserves are intended to cover our estimate of the probable ultimate cost of settling all losses incurred and unpaid, including those losses that are incurred but have not yet been reported to us.
      We establish reserves for reported claims when we first receive notice of a claim. Our reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the policy provisions relating to the type of claim.
      We also establish reserves for our estimated loss adjustment expenses, which are our costs of adjusting the claimed loss whether or not we pay the loss itself. In developing our reserves for loss adjustment expenses, we primarily evaluate our historical ratios of paid loss adjustment expenses to paid losses, as adjusted to reflect any changes in our mix of business, claims processing procedures or philosophy regarding the defense of lawsuits.
      We know that at any given time there are claims on our policies that have not yet been reported to us. As a result, we establish reserves that reflect our best estimate of the liabilities we will have for claims that have been incurred but not reported, or IBNR reserves. In setting our IBNR reserves we consider analyses of our loss data and industry loss data, in addition to current frequency and severity trends as compared to historical trends.
      We review our reserves by product line, coverage and state on an annual, semiannual, or quarterly basis, depending on the size of the product line or emerging issues related to the coverage. Our reserves are estimates of what we expect to pay on claims, based on facts and circumstances known at the time we set the reserves, and there is a certain amount of random variation in loss development patterns, which results in some uncertainty regarding projected ultimate losses. As a result, our ultimate liability for losses and loss adjustment expenses may exceed or be less than our reserve estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze loss patterns by line of business and consider several factors, including trends in claim frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. We also regularly evaluate our loss reserves through an examination of our loss ratio and claims severity trends and, if necessary, increase or decrease the level of our reserves as experience develops or new information becomes known. In addition, during the loss settlement period of a claim, which in some of our product lines can last several years, we may obtain additional information about a claim, which may cause us to adjust the reserve for that claim upward or downward, as we believe appropriate.
      In developing our loss and loss adjustment expense reserves, we utilize ten years of historical loss experience when available. If ten years of historical data is not available or volume is too small to make historical data a reliable predictor of future losses, we attribute various levels of importance to available industry data. We use our historical development and industry data to establish factors to calculate our reserve estimates. Development is defined as the change between two dates in the value of the loss reserve estimates.
      We perform an actuarial analysis for each coverage or product line primarily utilizing various components of the incurred loss development method, the Bornhuetter-Ferguson incurred loss method or the expected loss method, depending upon the particular coverage or product line, to generate a single point estimate for each coverage or product line. We then aggregate those individual estimates to generate our total reserve.
      At December 31, 2005, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $57.7 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves. We established a reasonable range of net reserves of approximately $52.7 million to $61.5 million primarily by reviewing the various actuarial methods used to estimate net loss and loss adjustment expense reserves by each coverage or product line. We calculated the high end of the range by applying more weight to the results from methods that generated higher estimates and we calculated the low end of the range by applying more weight to the results from methods that generated lower estimates.

	Net Reserves at December 31, 2005

	Personal Lines	Commercial Lines
	Segment	Segment	Total

	(Dollars in thousands)
Low end of range	$6,764	$45,902	$52,666
Carried reserves	7,356	50,388	57,744
High end of range	9,283	52,254	61,537
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
      Two reserve analyses were performed; one which increased loss development factors based on the higher end of the historical range of loss development; and another which decreased our loss development factors based on the lower end of the historical range of loss development. These changes were performed by product line or coverage, as applicable, for the most recent two to four accident years. We believe that the historical range of loss development provides a good indication of reasonably likely changes to our reserve estimate.
      Such changes in key assumptions would have increased or decreased net reserves as of December 31, 2005 by $2.7 million or $4.6 million, respectively. If net reserves were $2.7 million greater as of December 31, 2005 our net income in 2005 and shareholders’ equity as of December 31, 2005 would have been lower by $1.8 million. Conversely, if net reserves were $4.6 million less as of December 31, 2005 our net income in 2005 and shareholders’ equity as of December 31, 2005 would have been greater by $3.0 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.
      The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of December 31, 2005.

	Net Reserves at December 31, 2005

	Personal Lines	Commercial Lines
	Segment	Segment	Total

	(Dollars in thousands)
Low end of range	6,746	46,384	53,130
Carried reserves	7,356	50,388	57,744
High end of range	8,172	52,249	60,421
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
      The table below presents a breakdown of the insurance companies’ reserve (redundancies), or deficiencies, by line of business.

	2005		2004		2003

				Increase		Increase
		(Decrease)		(Decrease)		(Decrease)
	Net	in Estimate	Net	in Estimate	Net	in Estimate
	Reserves	of	Reserves	of	Reserves	of
	at	Beginning	at	Beginning	at	Beginning
	Beginning	of Year Net	Beginning	of Year Net	Beginning	of Year Net
Lines of Business	of Year	Reserves	of Year	Reserves	of Year	Reserves

	(Dollars in thousands)
RBT and bowling center	$23,998	$(2,080)	$21,536	$(1,006)	$22,741	$(3,081)
Commercial automobile	3,394	(191)	7,814	(1,948)	9,228	(1,890)
North Pointe Casualty run off(1)	557	(100)	6,072	(2,526)	—	—
Florida small business	17,393	(848)	8,352	(345)	5,430	(289)
Other	2,120	(244)	1,579	385	2,416	(266)

Total commercial lines	47,462	(3,463)	45,353	(5,440)	39,815	(5,526)
Personal automobile	10,506	(1,290)	12,315	(198)	13,557	308
Homeowners	2,049	(682)	2,042	(354)	1,131	(210)

Total personal lines	12,555	(1,972)	14,357	(552)	14,688	98

Total lines	$60,017	$(5,435)	$59,710	$(5,992)	$54,503	$(5,428)

(1)	Includes $6.1 million of net reserves acquired on February 28, 2004 as part of the North Pointe Casualty acquisition.
      In 2005, 2004 and 2003, loss and loss adjustment expenses included a net reduction of $5.4 million, $6.0 million and $5.4 million, respectively, as a result of favorable development (or redundancies) from reserve changes relating to prior periods. Favorable development in each of these years was primarily attributable to two factors: (i) settlement of claims at amounts lower than the established reserves; and (ii) reductions in IBNR estimates due to reductions in loss factors reflecting more favorable experience. Favorable settlements of claims is partially attributable to an improved tort environment over the last few years, which has resulted in more favorable outcomes than expected in some of the more difficult liability claims. In addition, we historically have considered available industry data in establishing our reserves for those lines in which our own historical data was not extensive enough either in terms of the number of years of loss experience or the size of our data pool. Statistics regarding industry loss experience have typically indicated loss experience higher than our historical experience, partially due to the fact that available industry statistics generally include risks which we do not cover, such as environmental and asbestos liabilities, or the industry data is not specific enough to our particular specialty lines. In circumstances where we believe industry loss experience is less useful, we have accorded it less weight in establishing our reserves and have accorded more weight to other factors, including underwriting standards, policy provisions, policyholder demographics, legal environment and inflationary trends. There have been no significant changes in key assumptions utilized in the analyses and calculations of our reserves during 2005, 2004 or 2003. As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly accord greater weight to our own loss experience rather than industry loss experience in establishing our reserves.
      The $2.1 million of favorable development in 2005 for the RBT and bowling center lines was primarily attributable to the 2002, 2003 and 2004 accident years with $353,000, $1.4 million and $678,000 in redundancies, respectively. We also experienced other, smaller redundancies relating to accident years 1998 and prior, aggregating to $300,000. The redundancies were partially offset by $671,000 of deficiencies generated from the 1999 through 2001 accident years. The development was primarily generated in our liability product lines which require greater estimations when establishing reserves than required with property product lines and require more years to fully develop. The favorable reserve adjustments were primarily attributable to lower actual loss development as compared to our originally estimated loss development factors.
      The $848,000 of favorable development in 2005 for the Florida small business line was primarily attributable to the 2001, 2003 and 2004 accident years with $207,000, $307,000 and $533,000 in redundancies, respectively, and lesser redundancies attributable to accident years 1998 and 1999. These redundancies were partially offset by a deficiency in the 2000 accident year of $374,000.
      The $1.3 million of favorable development in 2005 for the personal automobile line was primarily attributable to the 2001, 2002 and 2003 accident years with $457,000, $308,000 and $663,000 in redundancies, respectively, and lesser redundancies attributable to accident years 2000 and prior. These redundancies were partially offset by a deficiency in the 2004 accident year of $479,000 relating to the personal injury protection coverage. We ceased writing policies in the personal automobile line in October 2004. As this line of business has been running off we have experienced better than expected loss development, particularly in the liability coverages.
      In 2004, the $2.5 million decrease in run-off reserves acquired from North Pointe Casualty was due to positive settlements of claims during 2004 following the acquisition date. Savings from claims settled in 2004 for less than the case reserves at the time of acquisition amounted to $1.8 million. These favorable settlement developments, in conjunction with favorable indications of open liability claims, resulted in a reassessment of the IBNR, which was favorably adjusted by $749,000. The reserve redundancies were primarily attributable to the 1997, 1999 and 2000 accident years. The $1.0 million favorable development in 2004 for the RBT and bowling center lines was primarily attributable to the 1997, 2000, 2002 and 2003 accident years with $179,000, $299,000, $290,000 and $465,000 in redundancies, respectively. These redundancies were partially offset by a deficiency in the 2001 accident year of $217,000. The $1.9 million favorable development in the commercial automobile lines in 2004 was primarily attributable to the 1999 through 2003 accident years, weighted more heavily toward the more current years. The $552,000 favorable development in 2004 on our personal lines was attributable to $354,000 of redundancies from our homeowners line, primarily related to the 2003 accident year and the remainder was attributable to our personal automobile line. Our personal automobile line’s

$198,000 redundancy was a combination of $645,000 of redundancy from the other liability coverage partially offset by a $447,000 deficiency from the personal injury coverage.
      In 2003, the $3.1 million redundancy in our RBT and bowling center lines was primarily attributable to the 1999, 2000, 2001 and 2002 accident years with $674,000, $1.2 million, $323,000 and $369,000 in redundancies, respectively. In addition, our commercial automobile insurance line reflected $1.9 million of redundancies in 2003, primarily attributable to the 2002 and 2001 accident years. Redundancies arising from our commercial automobile line were the result of better than expected loss development following a trend toward greater claim frequency and severity developing in 2001 and 2002, particularly in the business written in Illinois. This trend resulted in our decision to exit the Illinois commercial automobile insurance business in early 2003. Subsequent development of the Illinois commercial automobile insurance business resulted in some redundancies, but the overall trend continued to indicate growing losses. The remainder of the $5.4 million total redundancy in 2003 was attributable to a number of smaller redundancies and deficiencies in a number of other business lines.
      The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 1995 through 2005 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each year. This represents the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that were unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The lower portion of the table presents the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The estimates are revised as more information becomes known about payments and the frequency and severity of claims for particular years. A redundancy exists when the estimated reserves at December 31 are less than the prior reserve estimate; a deficiency exists when the estimated reserves are greater than the prior reserve estimate. The cumulative redundancy depicted in the table for any particular year represents the aggregate change in the initial estimates over all subsequent years.
      The information for 1997 and earlier years relates to North Pointe Insurance only, as we were not under common ownership in those periods. The information for 1998 through 2001 relates to all of the Predecessor Companies, and the information for 2002 through 2005 relates to all of our current insurance companies.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

	(Dollars in thousands)
Cumulative amount of net liability paid as of:
One year later	$6,847	$5,130	$5,821	$14,070	$17,508	$17,896	$20,687	$20,472	$18,778	$22,334
Two years later	11,653	10,233	10,099	22,802	28,730	28,100	32,798	32,000	30,453
Three years later	13,327	12,112	12,881	29,385	34,019	33,796	39,098	38,680
Four years later	13,892	13,323	13,909	32,219	36,259	36,000	42,443
Five years later	14,554	13,750	14,290	33,462	36,969	36,653
Six years later	14,829	13,941	14,589	33,724	37,068
Seven years later	14,870	14,127	14,563	33,752
Eight years later	14,995	14,170	14,571
Nine years later	14,996	14,169
Ten years later	15,002

Gross liability — end of year	22,365	22,504	24,556	60,595	66,561	70,749	87,201	82,949	76,319	96,561	117,778
Reinsurance recoverable on unpaid losses	3,190	3,160	3,846	14,555	16,449	20,544	30,497	28,446	22,681	36,544	60,034

Net liability — end of year	19,175	19,344	20,710	46,040	50,112	50,205	56,704	54,503	53,638	60,017	57,744
Gross liability re-estimated-latest	19,324	18,168	20,285	49,827	59,333	66,017	73,393	67,321	70,290	98,255
Reinsurance recoverable on unpaid losses re-estimated-latest	4,235	3,898	5,591	15,547	21,047	26,390	27,588	20,659	24,266	43,673

Net liability re-estimated-latest	15,089	14,270	14,694	34,280	38,286	39,627	45,805	46,662	46,024	54,582

Gross cumulative redundancy (deficiency)	$3,041	$4,336	$4,271	$10,768	$7,228	$4,732	$13,808	$15,628	$6,029	$(1,694)

Net liability for losses and loss expenses	$19,175	$19,344	$20,710	$46,040	$50,112	$50,205	$56,704	$54,503	$53,638	$60,017	$57,744
Liability re-estimated as of:
One year later	17,959	15,831	18,388	42,782	47,575	46,431	51,548	48,871	50,172	54,582
Two years later	16,207	15,643	16,287	38,995	43,018	44,734	46,998	47,605	46,029
Three years later	15,480	14,350	16,401	36,634	40,967	41,084	46,204	46,662
Four years later	15,010	14,829	15,124	35,457	39,092	39,888	45,805
Five years later	15,557	14,272	15,065	34,912	38,572	39,627
Six years later	15,196	14,407	15,094	34,535	38,286
Seven years later	15,256	14,449	14,871	34,280
Eight years later	15,257	14,380	14,694
Nine years later	15,154	14,270
Ten years later	15,089

Net cumulative redundancy	$4,086	$5,074	$6,016	$11,760	$11,826	$10,578	$10,899	$7,841	$7,614	$5,435

      We have maintained adequate overall reserves for each of the last ten years. We believe that our policy of analyzing industry loss data in setting our reserves has been a contributing factor to our reserve redundancies because in recent years industry loss averages have been higher than our own loss experience. Due to our consistent loss reserving practices, we have generally produced reserve redundancies. The $1.7 million deficiency of our gross reserves, in 2004, was attributable to adverse development of the 2004 gross hurricane losses. As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly rely upon our own loss experience rather than industry loss experience in establishing our reserves. We plan to continue to apply reserving practices consistent with historical methodologies.
      The table below presents a breakdown of the insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for IBNR losses:

	As of December 31,

	2005	2004	2003

	(Dollars in thousands)
Case:
Commercial lines products
Liability	$13,180	$11,679	$11,132
Property	8,246	7,482	256
Commercial multi-peril	19,942	15,507	5,150
Commercial automobile	4,325	5,132	7,540
Other	772	764	271

Total commercial lines	46,465	40,564	24,349

Personal lines products
Personal automobile	6,128	9,830	11,195
Homeowners	8,893	1,400	1,637

Total personal lines	15,021	11,230	12,832

Total	61,486	51,794	37,181

IBNR:
Commercial lines products
Liability	$13,742	$15,380	$13,993
Property	3,868	825	574
Commercial multi-peril	14,613	10,600	5,224
Commercial automobile	2,622	3,117	4,619
Other	805	2,082	940

Total commercial lines	35,650	32,004	25,350

Personal lines products
Personal automobile	9,451	12,115	13,388
Homeowners	11,191	648	400

Total personal lines	20,642	12,763	13,788

Total	56,292	44,767	39,138

Total:
Commercial lines products
Liability	$26,922	$27,059	$25,125
Property	12,114	8,307	830
Commercial multi-peril	34,555	26,107	10,374
Commercial automobile	6,947	8,249	12,159
Other	1,577	2,846	1,211

Total commercial lines	82,115	72,568	49,699

Personal lines products
Personal automobile	15,579	21,945	24,583
Homeowners	20,084	2,048	2,037

Total personal lines	35,663	23,993	26,620

Total	$117,778	$96,561	$76,319

      The increase in our commercial and personal lines loss and loss adjustment expenses reserves as of December 31, 2005 as compared to December 31, 2004 was primarily attributable to Hurricane Wilma that struck Florida in late October 2005. In 2005, we incurred gross losses of $33.0 million and $20.0 million in our commercial and personal lines, respectively, relating to Hurricane Wilma and gross losses of $2.3 million and $4.0 million, respectively relating to three other hurricanes.
      The increase in commercial lines loss and loss adjustment expense reserves from December 31, 2003 to December 31, 2004 was primarily attributable to the four hurricanes that hit Florida in the third quarter of 2004. We incurred gross losses of $29.8 million related to these events in 2004, of which $16.4 million was paid in 2004 and $13.4 million was included in reserves as of December 31, 2004. The remaining amount of the increase is substantially attributable to the reserves acquired from the purchase of North Pointe Casualty in February 2004. The gross reserves in North Pointe Casualty amounted to $4.4 million at December 31, 2004, and represent the run off of claims from premiums earned in North Pointe Casualty prior to January 1, 2001.
Investments
      Our investment strategy is to invest in marketable and highly liquid investment grade securities. We employ outside money managers to manage our investment portfolio based on investment guidelines approved by our board of directors. Our board reviews these guidelines annually, and we have an investment committee, currently comprised of our Chief Executive Officer, Chief Operating Officer and an independent director, which meets at least quarterly to discuss our performance relative to our objectives. Our key objectives in developing our investment guidelines include maintaining sufficient liquidity to meet insurance operation obligations, ensuring capital preservation, and maximizing total return on the portfolio.
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
      Our cash and investment portfolio totaled $142.9 million and $115.2 million as of December 31, 2005 and 2004, respectively, and is summarized as follows:

	2005		2004

		Percent of		Percent of
	Amount	Portfolio	Amount	Portfolio

	(Dollars in thousands)
Fixed-income:
U.S. governmental and agency securities	$20,672	14.5%	$33,146	28.8%
Foreign government	561	0.4%	—	—
Corporate securities	31,509	22.0%	19,795	17.2%
Mortgage-backed securities	32,847	23.0%	23,127	20.0%
Asset-backed securities	12,429	8.7%	—	—

Total fixed-income	98,018	68.6%	76,068	66.0%

Cash and cash equivalents	34,319	24.0%	29,878	25.9%
Equity securities:
Common shares	10,001	7.0%	9,280	8.1%

Total equity securities	10,001	7.0%	9,280	8.1%

Other investments	553	0.4%	—	—

Total	$142,891	100.0%	$115,226	100.0%

      As of December 31, 2005, our fixed-income portfolio of $98.0 million represented 68.6% of the carrying value of our total cash and investments and our cash and cash equivalents of $34.3 million represented 24.0% of the carrying value of our total cash and investments.
      The following is a summary of the credit quality of the fixed-income portfolio as of December 31, 2005:

Treasury and Government Agency	43.8%
“AAA”	25.0%
“AA”	4.4%
“A”	18.2%
“BBB”	8.6%

Total	100.0%

      We regularly evaluate our investment portfolio to identify other-than-temporary impairments of individual securities. We consider many factors in determining if an other-than-temporary impairment exists, including:

•	the length of time and extent to which fair value of the security has been less than cost;

•	the financial condition and near-term prospects of the issuer of the security; and

•	our ability and willingness to hold the security until the fair value is expected to recover.
      Accordingly, when a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See footnotes to the accompanying consolidated financial statements for further discussion of other-than-temporary impairment of investments.
      We have historically maintained a high concentration of investment-grade securities in the fixed-income portion of our investment portfolio, and we have limited exposure to lesser rated bonds, or so-called “high yield” instruments. As of December 31, 2005, over 91.4% of our fixed-income securities were rated (by Standard & Poor’s Rating Services or Moody’s Investors Services, Inc.) “A” or higher or were issued by governmental agencies rated “AAA.”
      We also seek to maintain a conservative mix between fixed-income and equity securities in our investment portfolio, with a high concentration in bonds, cash and cash equivalents and less than 10% exposure to equities. We engaged JP Morgan Investment Advisors to manage our fixed-income securities portfolio effective July 1, 2004 and Munder Capital Management to manage our equity securities portfolio effective September 30, 2004.
      We measure the performance of our debt securities portfolio based on a comparison to a benchmark portfolio which maintains other comparable characteristics such as credit quality and duration. Our benchmark incorporates a weighting of 73% of the Lehman Intermediate Government/ Credit Index, 23% of the Lehman Mortgage Backed Securities Index and 4% of the three-month U.S. Treasury bill. We completed the transition of our debt securities portfolio to reflect the characteristics of the benchmark portfolio on April 1, 2004.
      We benchmark the performance of our equity securities portfolio against the S&P 500 Index and a blended value index which incorporates a weighting of 50% of the Russell 200 Value Index, 35% of the Russell Mid-Value Index and 15% of the Russell 2000 Value Index.
      Certain information required by this item is incorporated by reference to Note 4 to the Consolidated Financial Statements and “Management’s Discussion and Analysis,” incorporated elsewhere in this Annual Report on Form 10-K.

Reinsurance
      We purchase reinsurance to reduce our exposure to liability for individual risks and claims and to protect against catastrophic losses. Reinsurance enables us to transfer, or cede, a portion of our exposure on a risk to another insurer called a reinsurer. We pay the reinsurer a portion of the premium we receive on a policy, and the reinsurer assumes part of our exposure under that policy. The reinsurer’s assumption of risk and agreement to pay losses is set forth in a contract often called a treaty.
      When we purchase reinsurance, we remain liable for policy claim losses if the reinsurer fails to meet its obligations under the reinsurance treaty due to insolvency or other factors. To mitigate this inherent credit risk, we carefully select our reinsurers. In so doing, we evaluate numerous factors, including the reinsurer’s financial stability, history of responding to claims, continuity of relationships with our company and reputation in the industry. We also review the reinsurer’s A.M. Best rating and generally select only reinsurers with a minimum rating of “A-” (Excellent). If a reinsurer’s credit rating falls below that level, we review the circumstances and, if we consider it necessary, attempt to replace the reinsurer.
      The following table summarizes amount due us from reinsurers as of December 31, 2005. The amounts due consist of recoverables from losses, prepaid reinsurance premiums and $6.0 million attributable to an anticipated Citizens’ assessment:

Reinsurer	A.M. Best Rating	Gross Amount Due

		(Dollars in
		thousands)
Swiss Reinsurance American Corporation	“A+” (Superior)	$16,779
MCCA	N/A(1)	11,196
Florida Hurricane Catastrophe Fund	N/A(1)	7,210
QBE Reinsurance Corporation	“A” (Excellent)	5,458
Folksamerica Reinsurance Company	“A” (Excellent)	4,353
General Reinsurance Corporation	“A++” (Superior)	3,533
Lloyds Syndicate 2001 AML	“A” (Excellent)	3,396
Platinum Reinsurance Company	“A” (Excellent)	2,672
Hannover Re Ltd	“A” (Excellent)	2,579
XL Reinsurance American, Inc.	“A+” (Superior)	2,533
Rosemont Reinsurance Ltd.	“B” (Very Good)	2,221
Axis Specialty Insurance Company	“A” (Excellent)	2,189
Everest Reinsurance Company	“A+” (Superior)	2,100
Shelter Mutual Insurance Company	“A” (Excellent)	1,864
Lloyds Syndicate 2010 MMX	“A” (Excellent)	1,782
Ace Tempest Reinsurance Ltd.	“A+” (Superior)	1,294
Catlin Insurance Company	“A” (Excellent)	1,293
Transatlantic Insurance Company	“A+” (Superior)	1,206
PXRE Reinsurance Company	“B+” (Very Good)	1,171
All Other	“B++” or better	10,054

Total		$84,883

(1)	The MCCA and the Florida Hurricane Catastrophe Fund do not receive A.M. Best ratings.
      Our reinsurance contracts are for one-year terms and are renegotiated annually. We review each contract as it comes up for renewal and negotiate with our reinsurers to make appropriate modifications in light of market conditions and the price of reinsurance. In soft markets, when reinsurance premiums may be lower due to greater availability and capacity, we may make more liberal use of reinsurance to shift risk. In contrast, in hard markets, when availability may be tighter and prices may be higher, we may seek to retain a greater initial piece of each risk that we write. We seek to maintain a balance between growth in surplus and the cost of reinsurance.
      Based on our current reinsurance program, and subject to applicable policy limits, we generally retain our liability to the policyholder for the first $500,000 (within our Florida homeowners business) and $250,000 (within all our other coverages) of each individual loss for the current treaty year and use reinsurance to cover any liability in excess of this retention. This is called an excess of loss reinsurance treaty. For example, if we have insured a commercial property for $1,000,000 and a storm causes $600,000 of damage, we will pay the $600,000 to the policyholder and the reinsurers will reimburse us $350,000 (the amount of the paid loss in excess of our retention of $250,000).
      The following table summarizes our current policy limits, reinsurance coverage and retentions by line of business under all of our reinsurance treaties (other than catastrophe-only treaties, which are discussed below):

Line of Business	Company Policy Limit	Reinsurance Coverage

Property (all lines except Florida Homeowners)	Up to $10.0 million per occurrence	Up to $9.75 million (in excess of $250,000) per occurrence
Property (Florida Homeowners)	Up to $2.0 million per occurrence	Up to $1.5 million (in excess of $500,000) per occurrence
Primary Liability	Up to $1.0 million per occurrence	Up to $750,000 (in excess of $250,000) per occurrence
Liability — Excess and Umbrella	Up to $4.0 million per occurrence	95% of up to $3.0 million (in excess of first $1.0 million) per occurrence
Corporate Clash	Up to $4.0 million per occurrence	Up to $3.0 million (in excess of first $1.0 million) per occurrence
      Effective January 1, 2006, our primary excess of loss reinsurance contracts (other than the Florida homeowners reinsurance which contract period ends May 31, 2006) were renewed with substantially the same reinsurers and terms. The primary property contract included a rate increase of 12.1% while the liability and corporate clash reinsurance rates remained unchanged.
      Effective June 1, 2005, we put in place a stand alone excess of loss treaty that is specific to our Florida homeowners business. This excess of loss treaty covers us for up to $2.0 million per risk, subject to a $500,000 retention.
      We augment our excess of loss reinsurance coverages by purchasing catastrophe reinsurance that is designed to cover us for catastrophic perils that are unpredictable as to location, frequency and severity. Our primary catastrophic exposure is property damage due to hurricanes, tornadoes, hail and winter storms. As part of our overall risk management strategy, we annually evaluate our probable maximum loss using catastrophe exposure modeling developed by independent sources.
      Our catastrophe reinsurance program for all of our lines of business except our Florida homeowners business (which is handled under a separate program) provides coverage up to $60.0 million and will expire on June 30, 2006. This catastrophe reinsurance program provides full coverage of the first $10.0 million of losses, subject to a $3.0 million retention. For losses in excess of $10.0 million and up to $26.0 million, we pay 1.25% of losses and for losses in excess of $50.0 million and up to $60.0 million, we pay 2.5% of losses.
      Our catastrophe reinsurance program for our Florida homeowners business provides coverage up to $139.0 million, subject to a $3.0 million retention, and will expire on May 31, 2006. For losses in excess of $64.0 million and up to $104.0 million, we pay 1.25% of losses.
      Our catastrophe reinsurance programs are each designed to provide coverage for two occurrences in a policy year. These agreements include a mandatory reinstatement, which requires us to pay additional premium following one occurrence to obtain the same coverage (with the same limits and retention) for a second occurrence within the policy year. The reinsures are equally bound to provide the reinstated coverage.

      Our Florida homeowners reinsurance program includes a combination of private third party reinsurance and coverage which we are required to purchase through the Florida Hurricane Catastrophe Fund, or FHCF. The FHCF is a state-administered reinsurance program that provides coverage to insurers writing policies having exposure to Florida hurricane risks. The FHCF policy year is from each June 1st to the following June 1st. FHCF policy limits and premium rates generally correspond to a company’s market share as of June in the applicable year in which coverage is sought. Insurers may elect one of three levels of loss coverage — 45%, 70% or 90%. Because the FHCF historically has offered reasonable value relative to cost and coverages provided, we have elected 90% coverage through the FHCF, the highest level permitted.
      We also purchase corporate clash reinsurance coverage that covers exposure to, among other things, losses incurred by more than one policyholder from a single casualty occurrence, losses in excess of policy limits and punitive damages that result from our bad faith or errors and omissions. Our current corporate clash reinsurance program provides coverage of up to $4.0 million per occurrence in excess of $1.0 million in all states in which we operate and for all of our lines of business.
      We purchase property facultative reinsurance when we insure a high value risk, such as a bowling center, that we determine needs excess reinsurance protection beyond that offered by our other treaties. These are purchased on a case-by-case basis and vary in value depending on the risk being insured.
      We purchase reinsurance both directly from the reinsurer and through reinsurance brokers, as we believe that this balance helps us obtain more favorable pricing from all of our reinsurers. We currently do not have any finite reinsurance arrangements directly with any reinsurers or through brokered treaties, and we have no significant exposure to any profit-sharing or contingent rate provisions under our current reinsurance agreements.
Ratings
      Insurance companies can apply to receive a financial strength rating from A.M. Best. These ratings range from “A++” (Superior) to “F” (In Liquidation). In November 2005, A.M. Best upgraded North Pointe Insurance’s financial strength rating from “B+” to “B++” (Very Good) and reaffirmed North Pointe Casualty’s rating of “B+” (Very Good) with a “Stable” outlook. North Pointe Insurance’s and North Pointe Casualty’s financial size categories are VI and V, respectively. These ratings are assigned to companies that have, in A.M. Best’s opinion, very good financial strength and a very good ability to pay claims and to meet their ongoing obligations to policyholders.
      In assigning ratings, A.M. Best evaluates, among other things, an insurance company’s profitability, leverage and liquidity, its lines of business, the adequacy and soundness of its reinsurance, the quality and market value of its investment portfolio, the adequacy of its reserves, the level of its surplus, its capital structure and stability, and the performance and competence of its management.
Competition
      The property and casualty insurance industry is highly competitive, and except for certain regulatory considerations, there are relatively few barriers to entry. In this fragmented market, we compete with both large national insurance providers and smaller regional companies on the basis of customer service, coverages offered, claims handling, price, agent commission and financial strength ratings. Many of our competitors have higher ratings, more capital, greater resources and additional access to capital than we have. They may offer a wider range of products and services than we do and may cover larger geographic markets. It is possible that new entrants to our markets may arise and create additional competition leading to potentially lower prices and/or higher limits offered. Some of our commercial lines competitors include United States Liability Insurance Group, Michigan Licensed Beverage Association Mutual Insurance Company, St. Paul Surplus Lines Company (a subsidiary of St. Paul Travelers Companies, Inc.) and Philadelphia Consolidated.
      Our competitors in Florida for the homeowners business are both large national carriers such as State Farm Florida Insurance Company, Allstate Floridian Insurance Company, Nationwide Mutual Insurance Company, and USAA Casualty Insurance Company, and regional carriers such as American Strategic

Insurance Corporation, Liberty American Insurance Company, Tower Hill Insurance Group (an MGA), and Florida Preferred Property Insurance Company. In our Midwestern homeowners business, our competitors are Foremost Insurance Company, American Modern Insurance Company, American Reliable Insurance Company, Constitutional Casualty Company and Springfield Fire & Casualty Company.
Regulatory Environment

General
      The insurance industry is highly regulated. State insurance laws and regulations are complex and each jurisdiction’s requirements are different. State insurance regulators generally have broad administrative power with respect to all aspects of the insurance business.
      North Pointe Financial, our wholly-owned subsidiary, is the immediate parent company of our operating insurance companies, North Pointe Insurance and North Pointe Casualty. In addition, in 2005, we organized a new Florida insurance subsidiary, Home Pointe Insurance, to write our Florida homeowners insurance business and we organized a new captive insurance company, Midfield, domiciled in the District of Columbia. Our insurance companies and our other affiliates are subject to regulation by insurance regulatory agencies in each state in which they do business. This regulation is designed for the protection of our policyholders rather than our shareholders. The regulatory requirements and restrictions include or involve the following:

•	prior approval of the change in control of our company or our insurance companies;

•	approval of the policy forms and premium rates of our insurance companies;

•	standards of solvency, including statutory and risk-based capital requirements establishing the minimum amount of capital and surplus that must be maintained by our insurance companies;

•	restrictions concerning which assets of our insurance companies are admissible for purposes of calculating their capital and surplus;

•	licensing of insurers, their agents and various other insurance-related entities;

•	advertising and marketing practices;

•	restrictions on the nature, quality and concentration of the investments of our insurance companies;

•	assessments by guaranty associations;

•	restrictions on the ability of our insurance companies to pay dividends to North Pointe Financial, our stock holding company subsidiary;

•	restrictions on transactions between our insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	rules requiring deposits for the benefit of policyholders;

•	rules requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	claims practices;

•	rules prescribing the form and content of records of financial condition required to be filed; and

•	rules requiring adequate reserves for unearned premium, losses and loss expense, or for other purposes.

Dividends
      We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to shareholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on intercompany service agreements with, and dividends from, our subsidiaries. Key operating subsidiaries are insurance companies with significant regulation and restrictions with regards to paying dividends. See “Liquidity and Capital Resources — Capital Constraints,” incorporated elsewhere within this Annual Report on this Form 10-K.

Insolvency Funds and Associations; Mandatory Pools and Insurance Facilities
      Most states require admitted property and casualty insurance companies to become members of insolvency funds or associations which generally protect policyholders against the insolvency of the admitted insurance companies. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurance companies through annual assessments. The annual assessments required in any one year will vary from state to state, but they typically fall within a range of 1% to 2% of the annual premiums written by a member in that state, subject to various maximum assessments per line of insurance.
      Our insurance companies are members of the statutorily created insolvency funds or associations in all states where they are authorized to transact business. We expensed $953,000, $387,000 and $569,000 in 2005, 2004 and 2003, respectively, in connection with these combined assessments (including the Citizens’ assessment discussed below). Most of these payments may be subject to recovery through future policy surcharges and premium tax reductions.
      We sold the renewal rights to our non-standard personal automobile insurance line, which we only wrote in Michigan, in October 2004. To offer this insurance in Michigan, we had to be a member of the Michigan Catastrophic Claims Association, or MCCA. The MCCA is a statutorily-created nonprofit association providing mandatory reinsurance to its members. This reinsurance indemnifies its members for personal injury protection losses exceeding specified limits. The MCCA must provide this reinsurance and we, like all members of MCCA, must accept and pay for the reinsurance. The cost of this insurance was passed on to our insureds.
      Certain of our insurance company subsidiaries are subject to assessments from Citizens Property Insurance Company, or Citizens, which was created by the state of Florida to provide insurance to both commercial and personal property owners unable to obtain coverage in the private insurance market. Citizens, at the discretion of its board of directors, can levy annual, interim, and/or emergency assessments to cover its financial deficits for up to the greater of 10% of the deficit or 10% of Florida property premiums industry-wide for the prior year.
      An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup its Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Department of Insurance prior to imposing such surcharge on its policyholders. To the extent that reinsurers cover the assessment they shall be reimbursed from the surcharges.
      Citizens is designed so that the ultimate cost is borne by policyholders; however, the exposure to assessments and the availability of recoupments vary between competing insurance companies. Market conditions may affect an insurer’s ability to fully recoup the assessment. Moreover, even if they do offset each other they may not offset each other in the same fiscal period’s financial statements due to the ultimate timing of the assessments and recoupments, as well as the possibility of the related coverages not being written in subsequent years.
      In August 2005, we were assessed $2.1 million in order to fund Citizens’ reported $515 million deficit related to the 2004 hurricanes. After reinsurance, our retention was $131,000 plus $78,000 of reinstatement charges resulting in a $138,000 after-tax charge in 2005.
      Citizens is experiencing a further deficit approximating $1.4 billion as a result of 2005 hurricane losses as well as adverse development from 2004 hurricane losses. In anticipation of an assessment from Citizens, we accrued a liability of $6.4 million and a $6.0 million reinsurance recoverable, as of December 31, 2005. Our retention of $437,000 plus $170,000 of reinstatement charges resulted in a $401,000 after-tax charge to income, which is in addition to the $138,000 after-tax charge referred to, above.

      Citizens’ aggregate loss may be modified because of the difficulty of estimating ultimate hurricane losses. In addition, the Florida legislature may provide that existing or future Citizens’ deficits be recovered through means other than assessments to insurers, such as through increases in state sales taxes. The anticipated assessment is expected to be imposed and paid in 2006. Citizens made no assessments prior to 2005.
      To sell homeowners insurance in Florida, reinsurance must be purchased from the FHCF. See Business — Reinsurance. The FHCF is a state-administered reinsurance program in Florida providing mandatory reinsurance for hurricane losses to any insurer writing covered policies — including homeowners insurance — in Florida. The FHCF charges each participating insurer an actuarially indicated premium for the reinsurance it provides, which generally corresponds to the insurer’s market share as of June in the year in which coverage is sought. The FHCF policy year is from each June 1st to the following June 1st. In addition, if the revenue generated through the premiums charged by the FHCF is insufficient to fund the obligations, costs and expenses of the FHCF, the Florida Office of Insurance Regulation may levy an emergency assessment on all property and casualty insurers doing business in Florida. Insurers may pass this assessment through to their policyholders, but insurers are not responsible for assessments that are uncollectible from their policyholders.

IRIS Ratios
      The NAIC has developed a set of 12 financial ratios referred to as the Insurance Regulatory Information System, or IRIS. IRIS is part of a regulatory early warning system used to monitor the financial health and condition of insurance companies. On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result. In fact, since these ratios are arbitrarily set for all companies, it may not be unusual for financially sound companies to have several ratios with results falling outside the usual ranges. If four or more of a company’s IRIS ratios fall outside the usual ranges, however, an insurance company may receive inquiries from individual state insurance departments.
      As of December 31, 2005, North Pointe Insurance had one IRIS ratio outside the usual range, as follows:

Ratio	Usual Range	North Pointe Insurance Ratio

Change in net writings	+33% to -33%	-37.0%
      North Pointe Insurance’s reduction in net premiums written, in 2005, was attributable to the transfer of certain lines of business into North Pointe Casualty beginning in mid-2004.
      As of December 31, 2005, North Pointe Casualty had four IRIS ratios outside the usual range, as follows:

Ratio	Usual Range	North Pointe Casualty Ratio

Change in net writings	+33% to -33%	460%
Two-year overall operating ratio	+100% to n/a	113%
Gross change in surplus	+50% to -10%	-15%
Net change in adjusted surplus	+25% to -10%	-53%
      The unusual values from changes in net writings is attributable to the fact that North Pointe Casualty wrote only $6.9 million of gross premiums in 2004 as compared to $49.7 million in 2005. After acquiring North Pointe Casualty in 2004 we began transferring some of our Florida small business writings from North Pointe Insurance to North Pointe Casualty. The premiums in 2005 reflect a full year of premiums written on lines transferred from North Pointe Insurance, increased writings within our Florida small business line and the addition of the Florida homeowners business.
      The unusual values from the two-year overall operating ratio and the net change in adjusted surplus were substantially attributable to hurricane losses in 2005 which resulted in operating losses and a reduction in surplus. The unusual value for the gross change in surplus was primarily attributable to a statutory requirement to non-admit, or to not recognize as an asset, $2.5 million of hurricane loss reinsurance recoverables from reinsurers who are not authorized reinsurers in the State of Florida. We expect to collect substantially all of these reinsurance recoverables in the first two quarters of 2006. As the recoverables are collected, statutory surplus in North Pointe Casualty will increase accordingly.

Captive Insurance Company Regulation
      We organized Midfield Insurance Company as a captive insurance company subsidiary in 2005. Midfield is organized and licensed as a pure captive insurance company under the laws of the District of Columbia. A captive insurance company is an insurance company that only assumes the risks of its parent and/or affiliated companies. We use Midfield as a reinsurer of some of the insurance business written by our other insurance companies. Midfield started assuming written premiums across all of our lines in 2005.
      Captive insurance companies generally are not subject to the same degree of regulation by applicable insurance departments as are other insurance companies. For example, the laws and regulations that are applicable to non-captive insurance companies domiciled in the District of Columbia do not apply to captive insurance companies domiciled in the District of Columbia unless such laws are expressly made applicable under the District’s captive insurance laws. As a result, Midfield will not be subject to, among other things, the District’s rate and form filing requirements, guaranty fund assessments, or insurance regulatory trust fund assessments. However, Midfield is required to file an annual report with the Commissioner of the District of Columbia Department of Insurance, Securities and Banking and will be subject to periodic financial examinations by the Commissioner’s office. Moreover, Midfield’s investments will be subject to review and possible disapproval by the Commissioner’s office, and Midfield will be subject to premium taxes levied by the District of Columbia. Midfield will also be subject to the District of Columbia’s minimum capital and surplus requirements for captive insurance companies.
Employees
      At December 31, 2005, we had 207 employees. None of our employees are covered by any collective bargaining agreements.
Available Information
      We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room as 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
      We voluntarily make electronic or paper copies available, free of charge, of all reports we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC, through our website at http://www.npte.com/ or upon written request to our Investor Relations Department at 28819 Franklin Road, Southfield, Michigan 48034 or through contact with Brian Roney, Vice President — Finance at (248) 358-1171.

Item 1A.	RISK FACTORS.
Our success depends on our ability to price accurately the risks we underwrite.
      Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate pricing techniques; and

•	changes in applicable legal liability standards and in the civil litigation system generally.
For example, our inability to obtain required regulatory approval of rate increases necessary to profitably write non-standard automobile insurance in California was the primary reason we exited the California non-standard automobile insurance market beginning in 2001.
      Consequently, we could underprice risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either case, the profitability of our insurance companies could be materially and adversely affected.
Our results and financial condition may be adversely affected by our failure to establish adequate loss and loss adjustment expense reserves.
      We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on insurance policies issued by our insurance companies. For certain of our lines of business, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the relevant claim. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, it has been, and will continue to be, necessary to revise estimated future liabilities as reflected in our reserves for claims and related expenses. Our gross loss and loss adjustment expense reserves totaled $117.8 million at December 31, 2005. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $57.7 million at that date. We cannot be sure that our ultimate losses and loss adjustment expenses will not exceed our reserves. For example, we recently began writing homeowners insurance in the state of Florida. Given our limited history writing this business, we initially will rely heavily on industry loss experience in establishing our loss reserves. Our own loss experience in this new line of business could run materially higher than industry loss experience. If and to the extent that our reserves prove inadequate, whether in our Florida homeowners insurance line or any other line of business, we will be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which our reserves are increased, which could materially and adversely affect our financial condition and results of operations. For example, based on our range analysis in “Unpaid Losses and Loss Adjustment Expenses,” if our net loss and loss adjustment expense reserves as of December 31, 2005, were greater by $2.7 million or lower by $4.6 million, therein would result in a corresponding decrease or increase in our net income for 2005 of $1.8 million or $3.0 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and “— Unpaid Losses and Loss Adjustment Expenses,” incorporated elsewhere within this Annual Report on Form 10-K.

We depend upon our network of independent agents for revenues and market opportunities, and our business may not continue to grow and may be materially and adversely affected if we cannot retain existing, and attract new, independent agents.
      Our network of independent agents accounts for almost all of the gross premiums on insurance policies that we write and constitutes our primary distribution channel for our products. In addition, we have developed several successful products based on referrals from our independent agents of new specialty market opportunities. As a result, our business depends heavily on the efforts of our independent agents and on our ability to offer products that meet the needs of our independent agents and their customers, and the continued growth of our business will depend materially upon our ability to retain existing, and attract new, independent agents.
      Independent agents are not obligated to market or sell our insurance products or consult with us. Since many of our competitors also rely significantly on independent agents, we must compete for the business and goodwill of our independent agents. Some of our competitors may offer a larger variety of products, lower prices for insurance coverage and higher commissions for independent agents. Accordingly, we might not be able to continue to attract and retain independent agents to market and sell our products and otherwise work with us. A material reduction in the amount of business that our independent agents sell for us would materially and adversely affect our results of operations. The failure for any reason of our independent agents to refer new market opportunities to us could have adverse effects on our growth prospects.
Our failure to pay claims accurately could adversely affect our business, results of operations and capital.
      We must accurately evaluate and pay claims made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of our in-house claims representatives, the culture of our claims handling group, the effectiveness of our management and our development or selection and implementation of appropriate procedures and systems to support our claims handling functions. For example, given the recent expansion in our homeowners insurance business in Florida, we could experience difficulties in hiring and training claims personnel sufficient to evaluate and pay claims on a timely and accurate basis if a catastrophic event were to occur in that state. Our failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace and, as a result, adversely affect our results of operations and capital. Our failure to hire and train new claims handling employees effectively or our loss of a significant number of experienced claims handling employees could have adverse effects on our ability to handle an increasing claims workload as we grow, thereby hindering our ability to profitably expand our business. In addition, we could suffer decreased quality of claims handling, which in turn could negatively impact our results of operations.
Our financial results may be adversely affected by conditions in the states where our business is concentrated.
      While we currently offer insurance products in 34 states, our business is primarily concentrated in two states, Florida and Michigan. For the year ended December 31, 2005, 60.6% of our net premiums earned related to policies issued to customers in Florida and 22.0% of our net premiums earned related to policies issued to customers in Michigan. Our revenues and profitability are subject to prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies which are more geographically diversified. Because our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Michigan or Florida could have an adverse effect on our financial condition and results of operations.

We have a limited history writing homeowners insurance policies to homeowners in Florida, and our Florida homeowners business may not perform as we expect, which could adversely affect our business and financial condition.
      We have a limited history of underwriting, reserving and managing claims for homeowners insurance policies in Florida. We began writing our first Florida homeowners insurance policies in December 2004 and by December 31, 2005 we had 29,000 Florida homeowners policies outstanding, constituting 20.4% of our net premiums earned for the year ended December 31, 2005. Our Florida homeowners insurance policies have terms of one year, and we expect that certain claims made under these policies may remain outstanding following the end of the policy term. As a result, there is no historical information available to help you evaluate our track record in this type of business. Since our existing underwriting and claims management personnel have limited prior experience underwriting and managing claims for Florida homeowners insurance policies, we cannot predict with a high degree of certainty how this new business will affect our profitability or our financial condition. It is possible that the actual performance of our Florida homeowners business will not meet our expectations or that we may suffer losses in our operations from poor performance of our Florida homeowners business. In addition, due to our limited experience writing Florida homeowners insurance, we will be forced to rely more heavily on industry loss experience in establishing our loss reserves than we normally would for lines of business that we write. Our own loss experience in this new line of business could be materially higher than industry loss experience, whether due to our inexperience in underwriting, claims managing or otherwise, which could materially and adversely affect our financial condition and results of operations. Also, anticipated catastrophic losses due to hurricanes or other disasters are difficult to predict and model. Our pricing may not be sufficient to cover such future catastrophic losses.
Implementation of our growth strategies is subject to numerous risks and difficulties.
      Our growth strategies include writing more premium in our existing markets, expanding existing product lines and programs into new markets, developing new products and programs for our agents and engaging in complementary acquisitions. Our implementation of these strategies is subject to various risks, including risks associated with our ability to:

•	identify, recruit and integrate new independent agents;

•	properly design and price new and existing products and programs;

•	identify profitable new geographic markets and product lines to enter;

•	obtain necessary licenses;

•	identify acquisition candidates and successfully execute and integrate acquisitions we undertake; and

•	identify, hire and train new underwriting and claims handling employees.
      We may encounter other difficulties in the implementation of our growth strategies, including unanticipated expenditures and damaged or lost relationships with customers and independent agents. In addition, our growth strategies may require us to enter into a geographic or business market in which we have little or no prior experience. For example, we recently entered the homeowners insurance market in Florida. Since our existing personnel have limited prior experience writing homeowners insurance in Florida, we cannot predict with a high degree of certainty how this new business will impact our profitability. Any such difficulties could result in excessive diversion of senior management time and adversely affect our financial results.
      Further, any acquisitions that we pursue may require significant capital outlays and will require the consent of the lenders under our senior credit facility. If we issue equity or convertible debt securities to pay for an acquisition, these securities may have rights, preferences or privileges senior to those of our common shareholders or the issuance may be dilutive to our existing shareholders. Once an acquisition is made, we could suffer increased costs, disruption of our business and distraction of our management while we integrate the acquired business into our operations. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business and profitability and could cause the price of our common stock to decline.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitment.
      As part of our overall risk and capacity management strategy, we purchase one or more types of reinsurance coverage, including excess of loss, catastrophe, corporate clash and facultative reinsurance coverage, for 100% (subject to applicable retentions and limits) of the risks underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. We may be unable to maintain our current reinsurance coverage or to obtain, on a timely basis, other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon the expiration thereof. For example, as a result of the large hurricane losses in 2004 and 2005, market conditions for private reinsurance on Florida hurricane coverage are generally unfavorable and the terms and pricing available to us may not be as favorable as the terms and pricing we have obtained in the past and, as a result, may be prohibitively expensive.
      Moreover, there may be a situation in which we have more than two catastrophe events within one policy year. Since our current catastrophe reinsurance programs only allow for one automatic reinstatement, we would be required to obtain new catastrophe reinsurance to maintain our current level of catastrophe reinsurance coverage. We may find it difficult to obtain such coverage, particularly in the middle of the hurricane season. For example, if a second event has just occurred and, at the same time, another tropical storm or hurricane is approaching the coast, posing a threat of a third event, the reinsurance market may exclude that particular risk from the third event coverage. In addition, reinstatement charges resulting from a catastrophe may constitute material expenses that are in addition to the losses incurred. For example, of our $7.3 million pre-tax expenses relating to four hurricanes in 2004, $1.1 million was attributable to reinstatement charges for our catastrophe reinsurance program. Similarly, in 2005, of our $14.8 million pre-tax expenses relating to four hurricanes in 2005, $3.0 million was attributable to reinstatement charges for our catastrophe reinsurance program. In addition, we incurred $248,000 of reinstatement charges on our catastrophe reinsurance programs relating to assessments from Citizens. In 2005, we have paid, or accrued a liability in anticipation of paying, $8.5 million in assessments imposed, or expected to be imposed, by Citizens. Of the $8.5 million of assessments, we expect to recover $8.0 million from our catastrophe reinsurers. In the future, catastrophe reinsurance contracts may limit or eliminate this coverage, or significantly increase reinsurance rates for such coverage.
      As of December, 2005, we maintained reinsurance coverage from approximately 60 reinsurers. In the past, depending upon the type of coverage and line of business, it has generally taken us between one and two months to replace reinsurance coverage upon the cancellation or expiration of existing coverage. In order to replace existing reinsurance coverage, we first identify possible alternative reinsurers to provide us with the coverage we require. We do this either through our reinsurance broker or through our contacts in the direct reinsurance market, as well as independent research. Once alternative reinsurers have been identified, we allow them to perform due diligence on our relevant insurance business. Upon completion of this due diligence process, we will negotiate the terms of the applicable reinsurance coverage with the selected reinsurer. We believe that, in the future, it would take at least the same amount of time to identify alternative providers of reinsurance coverage, allow them to perform the necessary diligence regarding our insurance business, and negotiate the terms of the applicable coverage as it has in the past. If we are unwilling to increase our risk exposure or seek to reduce the amount of risk we underwrite, we may be required to pay substantially greater premiums to obtain the desired reinsurance coverage. These increased premiums could, in turn, adversely impact our profitability. Alternatively, if we were to increase our risk exposure in an effort to reduce our reinsurance coverage costs, our results of operations and financial condition could be materially and adversely affected as a result of having to pay greater losses on claims.
      Our current catastrophe reinsurance coverages expire on June 30, 2006, except for our catastrophe reinsurance coverage on our Florida homeowners business which expires on May 31, 2006. Our catastrophe reinsurance program for all of our lines of business, except our Florida homeowners business (which is handled under a separate program), provides coverage up to $60.0 million, subject to a retention of

$3.0 million. For losses in excess of $10.0 million and up to $26.0 million, we pay 1.25% of losses and for losses in excess of $50.0 million and up to $60.0 million, we pay 2.5% of losses. Our catastrophe reinsurance program for our Florida homeowners business provides coverage up to $139.0 million, subject to a retention of $3.0 million. For losses in excess of $64.0 million and up to $104.0 million, we pay 1.25% of losses. Both catastrophe reinsurance programs are designed to provide coverage for two occurrences in a policy year, subject to applicable reinstatement charges. See “Business — Reinsurance.” If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.
      In addition, both the insurance policies we issue and our reinsurance contracts generally renew annually, but, in most cases, there is a timing difference between when we know what reinsurance rates we will be charged and when we can charge new premium rates to existing policyholders. We are required to wait until a policy renews before we can increase the premium rate on that policy. In the event reinsurance coverage premium rates increase significantly in the interim, there may be a period of time during which our policy pricing may not be sufficient to cover the costs of available reinsurance coverage, thereby adversely affecting our profitability or requiring us to bear additional risk. For example, substantially all of our existing Florida homeowners insurance policies were renewed effective January 2006. The premium rates charged by us for those policies were subject to prior regulatory approval and other requirements and, consequently, were established in late 2005, prior to the occurrence of Hurricane Wilma at the end of October. Our current catastrophe reinsurance coverage for our Florida homeowners business expires on May 31, 2006, and we may be required to pay substantially higher premiums to renew or replace this coverage than we were anticipating when we established our Florida homeowners insurance rates in late 2005. The foregoing timing considerations could have a material adverse effect on our results of operations and financial condition.
Assessments and other surcharges for guaranty funds and mandatory reinsurance arrangements may reduce our profitability.
      Virtually all states require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in Florida, insurance companies are required to participate in Florida’s mandatory reinsurance fund, the Florida Hurricane Catastrophe Fund. We are also subject to assessments from the Citizens Property Insurance Company. The effect of these assessments and mandatory reinsurance arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business. In 2005, we incurred $539,000 of after-tax expenses, net of reinsurance recoverables, attributable to Citizens’ assessments. See “Business — Regulatory Environment — Membership in Insolvency Funds and Associations; Mandatory Pools and Insurance Entities,” incorporated elsewhere in this Annual Report on Form 10-K.
Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims that we incur.
      All of our property insurance business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires and other events such as explosions, terrorist attacks and riots. For example, we incurred $4.8 million of after-tax expenses relating to four hurricanes which caused significant property damage in Florida in 2004. We also incurred $9.8 million of after-tax expenses relating to four hurricanes which caused significant property damage in Florida, Texas and the U.S. Gulf coast in 2005. Substantially all of these losses were generated in our Florida commercial and homeowners lines of business. Because we are increasing the amount of commercial and homeowners insurance that we write in Florida and other southern states, we may become subject to greater risk due to hurricanes.
      The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions and catastrophes can cause losses in all of our property lines and generally result in both an increase in the number of claims incurred and an increase in the dollar amount of each claim asserted, which might require us to increase our reserves and cause our liquidity and financial condition to deteriorate. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.
Our business is cyclical, which affects our financial performance and may affect the market price of our common stock.
      The financial performance of the property and casualty insurance industry historically has been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. This cyclicality is due in large part to the actions of our competitors and to general economic factors that are not within our control, and therefore we cannot predict how long any given hard or soft market will last. If we find it necessary to reduce premiums or limit premium increases due to competitive pressures on pricing in a softening market, we may experience a reduction in our premiums written and in our profit margins and revenues, which could adversely affect our financial results.
Our business is seasonal, which affects our financial performance and may affect the market price of our common stock.
      Our business has historically been seasonal. We generally experience higher losses in our personal lines insurance segment, namely homeowners insurance, during the first quarter of the year as a result of an increase in claims due to winter weather conditions in the Midwestern states in which we do business. For example, winter weather may cause property damage that impacts claim incidence and severity. We also expect to experience higher losses in our homeowners line during the second and third quarters of the year due to our recent expansion into the Florida homeowners insurance business and the incidence of hurricanes and other severe weather that often occur in that state during those quarters. The recurrence of these seasonal patterns, or any deviation from them, could affect the market price of our common stock.
Intense competition could adversely affect our results of operations.
      Our markets are highly competitive and, except for regulatory considerations, there are few barriers to entry. Our insurance companies compete with other insurance companies that sell commercial and personal insurance policies through independent agents as well as with insurance companies that sell policies directly to their customers. Our competitors include not only large national insurance companies, but also small regional companies. Some of our competitors have higher financial strength ratings and greater resources than we have and offer a wider array of products and services or competing products and services at lower prices. In addition, existing competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, would adversely affect our results of operations.

If we lose key personnel or are unable to recruit additional qualified personnel, our ability to implement our growth strategies could be hindered.
      Our success depends in part upon the continued services of our senior management team, particularly our Chairman, Chief Executive Officer and President, James G. Petcoff, and our Chief Operating Officer and Executive Vice President, B. Matthew Petcoff. We have entered into employment agreements with James G. Petcoff and B. Matthew Petcoff. As of December 31, 2005, we also had key-person life insurance on James G. Petcoff having a face value of $6.0 million. We do not have employment agreements with any other executive officers or employees. The loss of any of our executive officers or other key personnel, or our inability to recruit and retain additional qualified personnel as we grow, could materially and adversely affect our business and results of operations and could prevent us from fully implementing our growth strategies.
The success of certain of our product lines, including our bowling center insurance product line, depends upon our receipt of trade association endorsements, and we may not be able to retain existing endorsements or secure new endorsements.
      Our marketing efforts and the growth of certain of our lines of business depend to a significant extent upon our receipt of trade association endorsements. For example, our early success in selling property, general liability and liquor liability insurance policies to owner-operated bowling centers in Michigan was attributable, in large part, to our endorsement by the Bowling Centers Association of Michigan. Our subsequent expansion of our bowling program into other states has been facilitated by similar trade association endorsements in those states. In addition, our liquor liability insurance product line has benefited from our endorsement by the Associated Food Dealers of Michigan. Although we pay marketing fees in connection with these endorsements, we have no long-term contractual rights to any endorsements, and we cannot assure that we will be able to maintain these endorsements. In addition, we cannot predict whether a particular trade association in a state into which we might seek to expand would grant us any similar endorsement (whether exclusive or non-exclusive). The loss of one or more of our existing endorsements or our failure to obtain additional endorsements could hinder our marketing efforts and limit our ability to compete with other insurance providers.
As a holding company, we depend on payments from our subsidiaries to satisfy our financial obligations.
      We are organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we depend upon dividends and other payments from our subsidiaries. We cannot meet our financial obligations unless we receive payments from our subsidiaries, including our insurance company subsidiaries. In addition, the payment of future cash dividends, if any, by us to our shareholders will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by us and our subsidiaries (including those contained in our senior credit facility) and other factors deemed relevant by our board of directors.
Our insurance company subsidiaries are subject to regulatory and other restrictions limiting their ability to pay dividends to us.
      State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to us and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength ratings, which in turn require us to maintain certain levels of capital and surplus in those subsidiaries. The need to maintain capital and surplus levels may affect the ability of our insurance company subsidiaries to pay dividends to us. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to us in 2006 by our insurance company subsidiaries is approximately $6.6 million.
      The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect the ratings of our insurance company subsidiaries; our competitive position; and the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies, and our right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that our rights, if any, as a creditor are recognized. As a result, a prolonged, significant decline in the profits of our insurance company subsidiaries, or regulatory action limiting dividends, could subject us to shortages of cash because our insurance company subsidiaries would not be able to pay us dividends. We also rely on service contracts entered into with or between our non-insurance company subsidiaries and our insurance company subsidiaries, and to the extent that the amounts charged under these contracts are modified by the applicable insurance regulatory authority, less cash may be available to us.
We are subject to comprehensive regulation that poses particular risks to our ability to earn profits.
      Our insurance company subsidiaries are subject to comprehensive regulation by state insurance agencies in Michigan and Florida, the states in which they are domiciled. They are also subject to regulation by state insurance agencies in the states where they sell insurance products, issue policies and handle claims. Additionally, our captive reinsurance subsidiary is subject to regulation under the laws of the District of Columbia. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is and will continue to be critical to our success and ability to earn profits.
      Examples of state regulation that pose particular risks to our ability to earn profits include the following:

•	Required licensing. Our insurance company subsidiaries operate under licenses issued by various state insurance agencies. If a regulatory authority were to deny or delay granting a new license, our ability to enter that market quickly or offer new insurance products in that market would be substantially impaired. For example, we have been experiencing difficulty in obtaining a surplus lines license in the state of New York for North Pointe Insurance due to its current A.M. Best rating.

•	Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance rate schedules and policy forms for review and approval. If rate increases we deem necessary are not approved by a state insurance agency, we may not be able to respond to market developments and increased costs in that state. For example, we exited the California non-standard automobile insurance market beginning in 2001 due principally to difficulties in obtaining regulatory approval of desired rate increases. Likewise, if insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state would be substantially impaired.

•	Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, we experienced difficulty in exiting the California non-standard automobile insurance market in a timely manner due to regulatory constraints on our ability to cease renewing existing policies.

•	Transactions between insurance companies and their affiliates. Transactions between our subsidiary insurance companies and their affiliates generally must be disclosed to — and in some cases approved by — state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.
      Compliance with these state laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately, obtain timely rate increases necessary to cover increased costs, discontinue unprofitable relationships or exit unprofitable markets, and otherwise grow our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks would have an effect on our profitability.
We are subject to other state laws and regulations that impose additional administrative burdens and risks that may also affect our ability to earn profits.
      In addition to the foregoing discussion of state regulations posing particular risks to our profitability, our insurance company subsidiaries and their affiliates are subject to other state laws and regulations in the states where they do business. These regulations involve, among other things:

•	the use of non-public consumer information and related privacy issues;

•	the use of credit history in underwriting and rating;

•	limitations on the ability to charge policy fees;

•	limitations on types and amounts of investments;

•	the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;

•	reporting with respect to financial condition;

•	periodic financial and market conduct examinations performed by state insurance department examiners; and

•	with respect to our premium finance business, the federal Truth-in-Lending Act and similar state statutes. In states where premium finance statutes have not been enacted, we generally are subject to state usury laws that are applicable to consumer loans. State usury laws may limit the amount of interest we are allowed to charge our premium finance customers in these states.
      These other state laws and regulations also pose administrative burdens and risks upon our operations that could similarly affect our profitability. See “Business — Regulatory Environment.”
Our insurance company subsidiaries, our premium finance subsidiary and our captive reinsurance subsidiary are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
      Our insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws, including the laws of their states of domicile (Michigan and Florida). The risk-based capital standards, or RBC standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require our insurance company subsidiaries to report their results of risk-based capital calculations to state insurance departments and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC limits. In addition, our premium finance subsidiary is subject to minimum capital requirements imposed under the laws of some of the states in which it conducts business, and our captive reinsurance subsidiary is subject to minimum capital and surplus requirements under the laws of the District of Columbia.
      Any failure to meet applicable RBC requirements or minimum statutory capital requirements could subject our insurance companies or our premium finance subsidiary to further examination or corrective action by state regulators, including limitations on our writing of additional business or engaging in finance activities, state supervision or liquidation. Any changes in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

A reduction in our insurance company subsidiaries’ A.M. Best financial strength ratings could adversely affect our business and financial condition.
      A.M. Best, generally considered to be a leading authority on insurance company ratings and information, has currently assigned our insurance company subsidiaries financial strength ratings of “B++” (Very Good) for North Pointe Insurance and “B+” (Very Good) for North Pointe Casualty. A.M. Best assigns financial strength ratings ranging from “A++” (Superior) to “F” (In Liquidation). According to A.M. Best, “B+” and “B++” ratings are assigned to insurers that have a very good ability to meet their current obligations to policyholders. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked in the sole discretion of A.M. Best. The failure of either North Pointe Insurance or North Pointe Casualty to maintain their A.M. Best ratings could cause our current and future independent agents and insureds to choose to transact their insurance business with more highly rated competitors. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, the failure of either North Pointe Insurance or North Pointe Casualty to maintain an A.M. Best rating of “B+” (Very Good) or higher would constitute an event of default under the terms of our existing credit facility. These factors would likely have a material adverse effect on our business and financial condition.
We could incur significant losses or a shortage of liquidity if our reinsurers are unable to pay or do not pay our claims timely.
      Although our reinsurers are liable to us to the extent we transfer risk to them, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. At December 31, 2005, we had a total of $84.9 million due us from reinsurers, including $77.5 million of recoverables from losses and $7.4 million in prepaid reinsurance premiums. The largest amount due us from a single reinsurer was $16.8 million, recoverable from Swiss Reinsurance American Corporation. Moreover, at December 31, 2005, we had nineteen reinsurers that owed us in excess of $1.0 million each and $74.8 million in the aggregate. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.
The outcome of current industry investigations and regulatory proposals could adversely affect our financial condition and results of operations.
      The insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Formal and informal inquiries have been made of a large segment of the industry, and a large number of companies in the industry have received or may receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. These efforts are expected to result in both enforcement actions and proposals for new state and federal regulation. In addition, a number of class action lawsuits have been filed against insurance companies, brokers and other insurance industry participants. It is difficult to predict the outcome of these investigations and proceedings, whether they will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form new regulations will have when finally adopted, or the impact, if any, of this increased regulatory and law enforcement action and litigation with respect to the insurance industry on our business and financial condition.

We may be subject to risks associated with our continued use of contingent commission arrangements with independent agents in Florida.
      We utilize contingent commission arrangements with certain of our independent agents in Florida that obligate us to pay contingent commissions to these agents based on the profitability of the insurance business written through such agents. We expensed $224,000, $316,000 and $302,000 in the years ended December 31, 2005, 2004 and 2003, respectively, relating to such contingent commission payments. Certain regulatory officials have recently questioned the use of certain contingent commission arrangements, primarily alleging that they may be improper if not adequately disclosed to consumers. The NAIC has adopted model legislation that would require greater disclosure of these arrangements by certain insurance agents and brokers, and several state regulators continue to investigate the use of these arrangements throughout the insurance industry.
      The adoption of regulations prohibiting the use of contingent commission arrangements or requiring greater disclosure of such arrangements, especially in the state of Florida, could adversely affect our business by, among other things, requiring us to implement less economically attractive methods of compensating our independent agents in Florida, requiring us to monitor our independent agents’ compliance with applicable disclosure requirements and potentially subjecting us to regulatory action or other liability for their failure to so comply.
Changes in regulation could adversely affect our business.
      We cannot assure you that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive laws and regulations in any state in which we conduct business could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. In such event, we might seek to reduce our insurance policy writings in, or to withdraw entirely from, the state in question. In addition, from time to time, Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We cannot predict whether and to what extent new laws and regulations that would affect our business will be adopted, the timing of adoption or the effects, if any, they would have on our business, results of operations or financial condition.
      Further, state statutes currently require that certain types of insurance be maintained by individuals and businesses, including several of our key product lines. For example, a Michigan statute requires any applicant seeking a retail liquor license or a renewal of such license, including restaurants, bars and taverns, to obtain and maintain proof of financial responsibility providing security for liability under the Michigan Liquor Control Code of 1998, which creates liability for a person who sells or otherwise furnishes liquor to an intoxicated person or a minor. The required proof of financial responsibility may be in the form of a policy or policies of liquor liability insurance. Any amendment or repeal of such a state law could adversely affect our business in that state by diminishing the demand for our liquor liability insurance and related products.
Adverse securities market conditions could have a significant and negative impact on our investment portfolio.
      Our results of operations depend in part on the performance of our invested assets. As of December 31, 2005, our total portfolio was $142.9 million, of which $98.0 million was invested in fixed-income securities, $34.3 million in cash and cash equivalents, $10.0 million in common stocks and $0.6 million in other investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Furthermore, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates. As of December 31, 2005, if market interest rates were to increase 1.0% (for example, the difference between 5.0% and 6.0%), then the fair value of our fixed-income securities would decrease by approximately $3.4 million. This change in fair value was determined using duration modeling, assuming no prepayments.
We rely on our information technology and telecommunications systems, and the failure or disruption of these systems could disrupt our operations and adversely affect our results of operations.
      Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. Our systems could fail of their own accord or might be disrupted by factors such as natural disasters, power disruptions or surges, computer hackers or terrorist attacks. Failure or disruption of these systems for any reason could interrupt our business and adversely affect our results of operations.
Our failure to implement and maintain adequate internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.
      We became a public company in September 2005. As a private company without public reporting obligations, we have historically committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and we are retaining a third party to assist us with our internal control evaluation. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We may be required to comply with Section 404 no later than the time we are required to file our annual report for fiscal 2006 with the Commission. Recently, we have begun to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations as a public company, including the requirements associated with the Sarbanes-Oxley Act of 2002.
      In the course of our ongoing evaluation process, we have identified certain areas of internal controls that require improvement, including internal controls relating to account reconciliation and supervisory review procedures. While we have begun to address these matters, we may be unable to correct these weaknesses, or other weaknesses that we may identify in our ongoing evaluation, in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002.
      If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards as then in effect and as supplemented or amended from time to time, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price for our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business. See Item 9A — “Controls and Procedures,” incorporated elsewhere within this Annual Report on Form 10-K.
Failure to manage effectively the costs and administrative burdens of being a newly public company would adversely affect our business and results of operations.
      Our common stock is traded on the Nasdaq National Market, and we will be responsible for complying with the various regulatory requirements imposed on public companies by Congress, the SEC and Nasdaq.

We incur significant costs and administrative burdens as a result of being a public company, particularly in light of recently adopted and proposed changes in federal statutes, SEC regulations and Nasdaq listing requirements, including the Sarbanes-Oxley Act of 2002. Our business and results of operations would be adversely affected if we were unable to manage effectively these increased costs and administrative burdens.

Item 2.	PROPERTIES.
      Our home office is in Southfield, Michigan, where we occupy approximately 30,000 square feet of office space for use in all of our business segments. On August 18, 2005, our subsidiary, North Pointe Financial acquired 100% of the ownership interests in Northwestern Zodiac Limited Partnership (“Northwestern Zodiac”) for $1,500,000 in cash. Northwestern Zodiac owned the office building and land in Southfield, Michigan which we previously leased. Northwestern Zodiac was purchased so we could own and manage that property.
      We lease 10,000 square feet of office space in Jacksonville, Florida for use in our specialty commercial lines business segment. This lease expires in June 2009. We lease nearly 13,000 square feet of office space in Lombard, Illinois, all of which was sublet to unrelated third parties when we closed our Chicago operation in April 2003. We also lease space for small offices in East Lansing, Michigan; Coral Gables and Cooper City, Florida; and Wilmette, Illinois, all of which are used in our specialty commercial lines business segment (except the Cooper City, Florida office, which is used in our homeowners insurance business).

Item 3.	LEGAL PROCEEDINGS.
      As of December 31, 2005, we were not a party to any pending legal proceedings other than in the ordinary course of defending claims asserted against our policyholders, none of which, if decided adversely to us, would, in the opinion of management, have a material adverse effect on our business or financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
      The common stock of North Pointe Holdings Corporation is listed and traded on the Nasdaq Stock Market (Symbol: NPTE), where our common stock began trading on September 23, 2005. Prior to such date, there was no established public trading market for our common shares. As of February 17, 2006, the 9,116,687 outstanding shares of Common Stock were held by 28 holders of record. The closing price per share of the Common Stock on the Nasdaq Stock Market on February 17, 2006 was $13.45.
      The following table presents the range of share prices for each quarter of 2005:

	Market Quotations

2005 Quarter Ended	High	Low	Dividends

September 30	$12.45	$11.60	$—

December 31	$15.90	$11.15	$—

      We have not declared or paid any dividends since our shares began to trade publicly on September 23, 2005. In order to pay dividends, we would need to receive funds from our insurance subsidiaries. Our senior debt facility restricts the payment of dividends to our shareholders without their prior consent. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Constraints and Outstanding Debt.
      Other information required by this item is hereby incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held in 2006 (the “Proxy Statement”).
      On September 28, 2005, we completed an initial public offering of 4,000,000 shares of common stock, at an initial public offering price of $12.00 per share, for an aggregate offering price of $48.0 million. On November 15, 2005, we completed the issuance of 225,000 shares of the over-allotment option granted to the underwriters in connection with the initial public offering of common stock at a price of $12.00 per share, for an aggregate price of $2.7 million. The managing underwriters for the offering were SunTrust Robinson Humphrey, William Blair & Company and Sandler O’Neill & Partners, L.P. Costs associated with the initial public offering and over-allotment included $3.5 million in underwriting discounts and commissions and $2.9 million of offering expenses, resulting in net proceeds to us of $44.3 million.
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
      We contributed $19.0 million of the net proceeds from the offering to our insurance subsidiaries. Of this amount, $10.0 million was contributed to North Pointe Insurance, $5.0 million was contributed to North Pointe Casualty and $4.0 million was contributed to Midfield. Of the remaining $25.3 million in net proceeds, we used $22.6 million to repay indebtedness on our senior credit facility and $2.4 million was used to pay North Pointe Casualty in December 2005 to satisfy a federal income tax amount due North Pointe Casualty in accordance with our tax sharing agreement. The remaining $300,000 of net proceeds was used for general corporate purposes.
      In the prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220), under the caption “Use of Proceeds,” we stated that $19.0 million of the net proceeds from the offering would be contributed to two of our insurance subsidiaries, North Pointe Insurance and North Pointe Casualty. As

discussed above, we contributed $4.0 million of such amount to our Midfield insurance subsidiary rather than to either North Pointe Insurance or North Pointe Casualty.

Item 6.	SELECTED FINANCIAL DATA.
      The following table summarizes our consolidated financial information for the periods indicated.
      The information as of December 31, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2005, 2004 and 2003 and the period from June 26, 2002 through December 31, 2002 was derived from our audited consolidated financial statements. We purchased our initial operating subsidiaries on June 26, 2002, and our holding company had minimal activity prior to the acquisition of our subsidiaries. The information as of and for the period ended June 25, 2002 and the year ended December 31, 2001 was derived from the predecessor companies’ audited combined financial statements.
      Our audited consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are incorporated elsewhere in this Annual Report on Form 10-K.

North Pointe Holdings Corporation and Predecessor
Five Year Selected Financial Data

	North Pointe Holdings Corporation				Predecessor Companies

				As of and for
				the Period
				from	As of and for	As of and for
				June 26, 2002	the Period	the Year
	As of and for the Year Ended			through	Ended	Ended
	December 31,			December 31,	June 25,	December 31,

	2005(1)	2004(2)	2003	2002	2002	2001

	(Dollars in thousands, except per share and ratio data)
Statements of Operations Data:
Revenues:
Direct premiums written	$111,483	$94,548	$88,036	$38,757	$38,667	$76,113
Assumed premiums written	613	1,913	167	73	154	11,775 (3)

Gross premiums written	112,096	96,461	88,203	38,830	38,821	87,888

Net premiums written	87,133	80,493	76,224	29,674	30,023	73,597

Net premiums earned	$84,736	$76,957	$68,740	$23,815	$31,078	$63,382
Investment income, net of investment expenses	4,003	2,377	2,174	1,452	1,822	4,641
Net realized capital gains (losses)	(168)	886	1,264	976	(108)	2,542
Fees and other income	1,903	2,222	2,047	1,155	1,424	4,095
Gains on sales of businesses(4)	—	4,285	200	—	—	—

Total revenues	90,474	86,727	74,425	27,398	34,216	74,660
Expenses:
Loss and loss adjustment expenses, net	44,003	41,503	33,141	14,827	17,712	45,267
Policy acquisition costs	21,779	18,687	17,409	1,640	7,584	16,039
Other underwriting and operating expenses	17,855	13,730	13,159	6,345	9,362	12,798
Interest expense	959	763	422	329	28	67

Total expenses	84,596	74,683	64,131	23,141	34,686	74,171
Equity in loss of affiliate	—	—	—	—	—	(552)

Income (loss) before federal income tax expense (benefit) and extraordinary items	5,878	12,044	10,294	4,257	(470)	(63)
Federal income tax expense (benefit)	2,028	3,516	3,725	1,451	(69)	(554)

Income (loss) before extraordinary items	3,850	8,528	6,569	2,806	(401)	491
Extraordinary items(5)	—	2,905	—	10,860	—	—

Net income (loss)	$3,850	$11,433	$6,569	$13,666	$(401)	$491

Earnings Per Share Data:
Income before extraordinary items:
Basic	$0.64	$1.50	$1.16	$0.96	$—	$—
Diluted	0.64	1.46	0.90	0.75	—	—
Net income:
Basic	0.64	2.07	1.16	4.76	—	—
Diluted	0.64	1.95	0.90	3.63	—	—
Balance Sheet Data:
Cash and investments	$142,891	$115,226	$99,431	$93,596	$89,964	$93,384
Total assets	275,036	205,079	165,433	165,191	165,680	171,301
Losses and loss adjustment expenses	117,778	96,561	76,319	82,949	84,197	87,201
Debt	5,026	20,062	10,848	12,313	1,060	1,289
Total liabilities	192,809	170,387	137,340	142,525	131,905	134,278
Redeemable preferred stock	—	—	2,000	2,000	—	—
Shareholders’ equity	82,227	34,692	26,093	20,666	33,775	37,023
Combined statutory capital and surplus(6)	69,736	47,900	29,706	29,107	22,352	22,274
Book value per share(7)	$9.02	$7.10	$5.01	$3.74	—	—
Key Financial Ratios:
Loss ratio(8)	50.8%	52.4%	46.8%	59.4%	54.5%	67.1%
Expense ratio(9)	45.7	41.0	43.2	32.0	52.1	42.7
Combined ratio(10)	96.5	93.4	90.0	91.4	106.6	109.8

(1)	Of our gross premiums written in 2005, $28.7 million was attributable to our new Florida homeowners business. We expect that a significant component of our gross premiums written relating to this business will continue to occur in the first quarter of every year, but these premiums will be earned over the respective terms of the individual policies.

Our results of the year ended December 31, 2005 include $14.8 million of pre-tax expenses ($9.8 million after tax) related to four hurricanes that struck Florida and the Gulf coast in 2005. Of this $14.8 million, $11.8 million was attributable to losses and loss adjustment expenses related to policyholder claims (after the effect of reinsurance). The remaining $3.0 million of the $14.8 million in hurricane related expenses was attributable to additional reinsurance costs, or reinstatement premiums, we incurred relating to our catastrophe reinsurance coverage after each hurricane, which costs were recorded as a reduction in our net premiums earned. Our loss ratio increased from 35.7% to 50.8% as a result of these hurricanes.

(2)	Our results for the year ended December 31, 2004 include $7.3 million of pre-tax expenses ($4.8 million after tax) related to four hurricanes that struck Florida in 2004. Of this $7.3 million, $6.2 million was attributable to losses and loss adjustment expenses related to policyholder claims (after the effect of reinsurance). The remaining $1.1 million of the $7.3 million in hurricane-related expenses was attributable to additional reinsurance costs we incurred relating to our catastrophe reinsurance coverage after each hurricane, which costs were recorded as a reduction in our net premiums earned. Our loss ratio increased from 44.0% to 52.4% as a result of these hurricanes.

(3)	Our assumed premiums written for the year ended December 31, 2001 includes $6.7 million of non-recurring assumed premiums written related to our acquisition of the renewal rights to the book of business that we acquired in January 2001 from Queensway International Indemnity Company, or Queensway International.

(4)	The gains on sales of businesses in 2004 was generated by a $4.0 million gain on the sale of the renewal policy rights relating to our non-standard personal automobile insurance line and a $285,000 gain on the sale of our renewal rights relating to approximately 100 liquor liability policies. The $200,000 gain on sales of businesses in 2003 was generated by a gain on the sale of Universal Fire & Casualty.

(5)	Extraordinary items reflect income generated through the recognition of negative goodwill resulting from acquisitions of companies purchased for less than the aggregate fair value of their net assets. We acquired Queensway International (subsequently renamed North Pointe Casualty Insurance Company) on February 28, 2004 for $11.0 million, resulting in an extraordinary gain of $2.9 million. We acquired the Predecessor Companies on June 26, 2002 for $23.0 million, resulting in an extraordinary gain of $10.9 million.

(6)	In 2005, we contributed a total of $24.9 million into our insurance company subsidiaries, net of dividends received of which $6.8 million, $5.6 million, $7.5 million and $5.0 million was contributed to North Pointe Insurance, North Pointe Casualty, Home Pointe Insurance and Midfield, respectively. These contributions were funded from initial public offering proceeds, holding company funds and new debt.

As of December 31, 2004, combined statutory capital and surplus included $15.0 million for North Pointe Casualty, which was acquired in February 2004 utilizing a combination of holding company funds and new debt.

(7)	Book value per share equals the quotient obtained by dividing shareholders’ equity by the number of shares of common stock outstanding.

(8)	Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred divided by the sum of net premiums earned, installment fees and other income.

(9)	Expense ratio is the ratio (expressed as a percentage) of commissions and operating expenses divided by the sum of net premiums earned, installment fees and other income.

(10)	Combined ratio is the sum of the loss ratio and the expense ratio.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Note on Forward-Looking Statements
      Some of the statements contained herein are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	our ability to accurately price the risks it underwrites;

•	the establishment of adequate loss and loss adjustment expense reserves;

•	retention and recruiting of independent agents and the potential loss of key personnel;

•	failure to pay claims accurately;

•	risks associated with high concentration of our business in certain geographic markets;

•	inability to implement our growth strategies;

•	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

•	the occurrence of severe weather conditions and other catastrophes;

•	the cyclical and seasonal nature of the industries within which we operate;

•	intense competition with other insurance companies;

•	our ability to obtain and retain trade association endorsements;

•	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

•	existing and future regulations by the local, state and federal governments;

•	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

•	ratings of our insurance company subsidiaries by A.M. Best;

•	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

•	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

•	adverse market conditions that could negatively impact our investment portfolio;

•	reliance on information technology and telecommunication systems;

•	our limited history writing homeowners insurance policies to homeowners in Florida;

•	changes in insurance-related laws and regulations;

•	our ability to implement and maintain adequate internal controls in our business;

•	management’s ability to effectively manage a public company; and

•	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described herein, and in future filings, under the caption “Risk Factors.”
      In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Annual Report on Form 10-K may not occur. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.
Overview
      North Pointe Holdings is an insurance holding company whose insurance company subsidiaries market and service specialty commercial and personal insurance products. We also have non-insurance company subsidiaries that provide administrative, agency and premium finance services.
      Our revenues are principally derived from premiums earned from our insurance operations. Other revenues are primarily generated through investment income and fees associated with our personal and commercial policies. Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions and other underwriting and administrative expenses. We report consolidated financial information in three business segments: commercial lines insurance, personal lines insurance and administrative services.
      Net income for the years ended December 31, 2005, 2004 and 2003 was $3.9 million, $11.4 million and $6.6 million, respectively, amounting to diluted earnings per share of $0.64, $1.95 and $0.90, respectively. Net income before extraordinary item for the years ended December 31, 2005, 2004 and 2003 was $3.9 million, $8.5 million and $6.6 million, respectively, amounting to diluted earnings per share of $0.64, $1.46 and $0.90, respectively.
      Net income for 2005 includes after-tax expenses of $9.8 million attributable to four hurricanes which struck Florida and the U.S. Gulf coast in 2005, $539,000 of after-tax expenses attributable to statutory assessments from Citizens and $115,000 of after-tax expenses attributable to reserve adjustments relating to the 2004 hurricane losses. Of the $9.8 million of after-tax expenses attributable to hurricanes in 2005, $1.6 million, $1.9 million, $196,000 and $6.1 million were attributable to Hurricanes Dennis, Katrina, Rita and Wilma, respectively.
      Net income for 2004 includes an extraordinary gain of $2.9 million related to the recognition of negative goodwill resulting from the acquisition of North Pointe Casualty for less than the aggregate fair value of its net assets. Net income for 2004 also includes after-tax expenses of $4.8 million attributable to four hurricanes which struck Florida in 2004 and $2.8 million after-tax gain primarily attributable to the sale of the renewal rights of our non-standard automobile line of business in October 2004.
      In 2005, our gross premiums written grew to $112.1 million from $96.5 million in 2004, an increase of $15.6 million, or 16.2%. Our commercial lines gross premiums written increased by $5.2 million, or 7.0% and our personal lines gross premiums written increased by $10.4 million or 45.0%. We experienced continued expansion in our Florida small business line accounted for most of the growth in our commercial lines segment. We entered the Florida homeowners market in December 2004 which accounts for the growth in our personal lines segment. The growth in the Florida homeowners line of business was partially offset by a decrease in writings in our personal automobile insurance line, which we exited in October 2004.
      Our loss ratios for the years 2005, 2004 and 2003 were 50.8%, 52.4% and 46.8%, respectively. Hurricane losses increased our loss ratios from 35.7% to 50.8% in 2005 and from 44.0% to 52.4% in 2004. We experienced no hurricane losses in 2003. We have not experienced significant pricing pressures in the market place in the last three years. However, we have experienced increases in our reinsurance rates over the same periods, mostly attributable to catastrophe exposures.
      On September 28, 2005, we completed an initial public offering and raised $44.3 million (net of underwriters’ discounts and related expenses), including proceeds of an over-allotment exercised by the underwriters on November 15, 2005. We contributed $19.0 million of the net proceeds to our insurance company subsidiaries, utilized $22.6 million to pay down our senior debt facility and the remainder was used to satisfy a federal income tax amount due North Pointe Casualty in accordance with our tax sharing agreement.
      In November 2005, A.M. Best upgraded North Pointe Insurance’s financial strength rating from “B+” to “B++” and reaffirmed North Pointe Casualty’s rating of “B+” with a “Stable” outlook. It is our intention to utilize the additional capital to continue to improve our financial metrics in order to obtain higher financial strength ratings, and to help fund future business expansions.
      In February 2006, we raised $20.0 million through a trust preferred vehicle.
Critical Accounting Estimates
      We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. We have identified below accounting policies that we use to make these estimates and assumptions. We consider these policies to be critical due to the amount of judgment and uncertainty inherent in their application.

Estimation of Unpaid Loss and Loss Adjustment Expense Reserves
      Unpaid loss and loss adjustment expense reserves represent our best estimate of the ultimate liability for losses and loss adjustment expenses that occurred prior to, but were unpaid at, the end of any given accounting period. At December 31, 2005 and 2004, we had $117.8 million and $96.6 million, respectively, of gross loss and loss adjustment expense reserves. Evaluation of these gross reserves requires the estimation of loss development over an extended period of time. Numerous factors will affect the ultimate settlement values of claims, including tort reform, expected future inflationary trends, medical costs and jury awards. These factors, coupled with the character of the business we write (much of which is small volume specialty commercial lines), continual changes in the mix of business we write, as well as ongoing rate and underwriting modifications, require that significant judgment be used in the reserve setting process. For example, our gross premiums written in commercial multi-peril increased by 16.3% in 2005; our personal automobile business is now in run-off, and we began writing homeowners in Florida in December 2004. These changes in our mix of business, among other less substantial changes, create additional uncertainty in estimating the ultimate loss costs.
      Due either to insufficient experience or volume in a particular line of business, we are often required to consider industry loss ratios for establishing credible loss ratio expectations. However, industry loss ratios have tended to run higher than our historical experience partly due to the fact that available industry statistics generally include risks which we do not cover, such as environmental and asbestos liabilities, or they are not specific enough to our particular specialty lines.
      We review our reserves by product line, coverage and state on an annual, semiannual, or quarterly basis, depending on the size of the product line or emerging issues related to the coverage. We also identify and measure variances in trend by state, line of business and coverage that would not otherwise be seen on a consolidated basis.
      Our analyses are critical not only for the purpose of establishing accurate financial reporting data but also for evaluating pricing and the effectiveness of various product lines or coverages.

      We use actuarial methodologies to assist us in establishing these estimates, including estimates of the severity and frequency of future claims, the length of time to obtain an ultimate resolution, outcomes of litigation and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, our ultimate liability may differ from our original estimate. Our reserves estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. See “Results of Operations — Losses and Loss Adjustment Expenses,” “Business — Unpaid Losses and Loss Adjustment Expenses,” Note 7 to our audited consolidated financial statements all of which are included elsewhere in this annual report on Form 10-K.

Other-Than-Temporary Impairment of Investments
      SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review for other-than-temporary impairment (“OTTI”) requires companies to make certain forward-looking judgments regarding the materiality of the decline, its effect on the financial statements, and the probability, extent and timing of a valuation recovery, and the Company’s ability and intent to hold the security. The scope of this review is broad and requires a forward-looking assessment of the fundamental characteristics of a security, as well as market-related prospects of the issuer and its industry.
      Pursuant to these requirements, we assess valuation declines to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors or (ii) market-related factors, such as interest rates or equity market declines. This evaluation reflects our assessments of current conditions, as well as predictions of uncertain future events, that may have a material impact on the financial statements related to security valuation.
      Fixed-income investments with unrealized losses due to the market- or industry-related declines, are not deemed to qualify as other than temporarily impaired where we have the intent and ability to hold the investment for the period of time necessary to recover the investment’s original principal and interest obligation. Our policy for equity securities with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in a loss position for four consecutive quarters. This does not preclude us from recognizing an impairment prior to a security remaining in a loss position for four consecutive quarters if events or evidence would dictate an earlier recognition.
      When persuasive evidence exists that causes us to evaluate a decline in market value to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected as a change in shareholders’ equity. Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional other-than-temporary impairment losses would have no effect on our comprehensive income or book value.
      As of December 31, 2005, we had unrealized losses on our investment portfolio of $2.5 million, of which $1.3 million were in unrealized loss positions for more than twelve months. If we decided to write down all securities in an unrealized loss position for one year or longer, we would have recognized an additional $1.3 million of realized losses, reducing net income in 2005 by $858,000.
      See “Business — Investments,” and Note 4 to our audited consolidated financial statements, all of which are included elsewhere in this annual report on Form 10-K.

Fair Value of Net Assets Acquired
      During 2004, we reported $2.9 million of extraordinary gains resulting from our acquisition of North Pointe Casualty. In accordance with SFAS 141, “Business Combinations,” the extraordinary gain was generated as a result of the estimated fair value of net assets acquired exceeding the purchase price.

      Significant judgment is required in determining the fair values of net assets acquired. In our evaluation of the fair values of the net assets acquired pursuant to the above acquisition, we took into account a combination of factors, including the likelihood of recoveries on various assets, as well as the anticipated timing of recoveries. In the case of the investment portfolio securities, we utilized market values. In determining the fair value of unpaid losses and loss adjustment expenses we developed assumptions for the discounting of cash flows and estimates of risk loads a hypothetical arms-length buyer would require to assume such liabilities. Fixed and intangible assets were written off before determining the extraordinary gain. Substantially all other assets and liabilities were short term in nature reducing the amount of judgment involved in determining estimated fair value. See Note 1 to our consolidated financial statements, included elsewhere in this annual report on Form 10-K.

Results of Operations
      We evaluate the performance of our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums written. We measure our profitability by examining our net income, loss ratio, expense ratio and combined ratio. The following table provides financial results and key measures that we use to evaluate our results. In discussing the trends in our financial results, we refer principally to the information contained in the following table:

	North Pointe Holdings Corporation

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except ratio data)
Gross premiums written:
Commercial lines	$78,551	$73,387	$59,778
Personal lines	33,545	23,074	28,425

Total gross premiums written	112,096	96,461	88,203

Net premiums written:
Commercial lines	63,289	61,394	51,930
Personal lines	23,844	19,099	24,294

Total net premiums written	87,133	80,493	76,224

Revenues:
Net premiums earned	84,736	76,957	68,740
Investment income, net	4,003	2,377	2,174
Net realized capital (losses) gains	(168)	886	1,264
Fees and other income	1,903	2,222	2,047
Gains on sales of businesses	—	4,285	200

Total revenues	90,474	86,727	74,425
Expenses:
Losses and loss adjustment expenses, net	44,003	41,503	33,141
Policy acquisition costs	21,779	18,687	17,409
Other underwriting and operating expenses	17,855	13,730	13,159
Interest expenses	959	763	422

Total expenses	84,596	74,683	64,131
Income before federal income tax expense and extraordinary items	5,878	12,044	10,294
Federal income tax expense	2,028	3,516	3,725

Income before extraordinary items	3,850	8,528	6,569
Extraordinary items	—	2,905	—

Net income	$3,850	$11,433	$6,569

Loss ratio:
Commercial lines	47.8%	50.9%	39.6%
Personal lines	62.5	61.7	65.0
Consolidated	50.8	52.4	46.8
Expense ratio	45.7	41.0	43.2
Combined ratio	96.5	93.4	90.0

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
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Gross premiums written for 2005 were $112.1 million as compared to $96.5 million for 2004, an increase of $15.6 million, or 16.2%.
      Gross premiums written in our commercial lines segment for 2005 were $78.6 million as compared to $73.4 million for 2004, an increase of $5.2 million, or 7.1%. This increase in gross premiums written was attributable to an increase in policy count and an increase in the average premiums written per policy. Policy count in our commercial lines segment was 28,100 as of December 31, 2005 as compared to 26,800 as of December 31, 2004, an increase of 1,300 policies, or 4.9%. We experienced an increase in gross premiums written of $7.0 million in our Florida small business line, as well as smaller increases in other commercial lines. These increases were partially offset by a $1.9 million decrease in our RBT line and a $713,000 decrease in our accident and health line which we ceased writing in May 2005. The decrease in gross premiums written in our RBT line was a result of the loss of several liquor liability and general liability policyholders in Michigan which we attribute to a more competitive market.
      Gross premiums written in our personal lines segment for 2005 were $33.5 million as compared to $23.1 million for 2004, an increase of $10.4 million, or 45.0%. Policy count in our personal lines segment was 35,200 as of December 31, 2005 as compared to 16,700 as of December 31, 2004, an increase of 18,500 policies, or 110.8%. The increase in gross premiums written was primarily attributable to $27.8 million increase in gross premiums written in our Florida homeowners insurance line in 2005, which business we began writing in December 2004. This increase was partially offset by a $15.6 million decrease in our personal automobile line and a $1.8 million decrease in our Midwest homeowners line. We ceased writing personal automobile policies in October 2004 upon the sale of our renewal rights to that line of business. The average annual premiums per policy for the Florida homeowners insurance line is approximately 50% of the average annual premiums per policy that we obtained from our personal automobile insurance line. The decrease in our Midwest homeowners line was attributable to rate increases implemented in late 2003 and early 2004 in an effort to improve the profitability of our Midwest homeowners line, which led to a reduction in policy count of 14.7% from December 31, 2004 to December 31, 2005.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Gross premiums written for 2004 were $96.5 million as compared to $88.2 million for 2003, an increase of $8.3 million, or 9.4%.
      Gross premiums written in our commercial lines segment for 2004 were $73.4 million as compared to $59.8 million for 2003, an increase of $13.6 million, or 22.7%. This increase in gross premiums written was primarily attributable to an increase in policy count. Policy count in our commercial lines segment was 26,796 as of December 31, 2004 as compared to 22,212 as of December 31, 2003, an increase of 4,584 policies, or 20.6%. We experienced an increase in gross premiums written of $12.0 million in our Florida small business line, $2.6 million in our bowling center line and $1.9 million in our RBT line.
      These increases were partially offset by a $1.6 million decrease in our Illinois commercial automobile insurance line where we ceased renewing policies in early 2003, as well as decreases in other, smaller lines.
      Gross premiums written in our personal lines segment for 2004 were $23.1 million as compared to $28.4 million for 2003, a decrease of $5.3 million, or 18.7%. Gross premiums written in our personal automobile line decreased by $4.8 million. Policy count in our personal lines segment was 16,690 as of December 31, 2004 as compared to 25,549 as of December 31, 2003, a decrease of 8,859 policies, or 34.7%.
      We stopped writing personal automobile policies in October 2004 upon the sale of our renewal rights to that line of business. Gross premiums written decreased by $1.4 million in our homeowners line in Indiana and Illinois, or Midwest homeowners line. This decrease was attributable to rate increases implemented in late

2003 and early 2004 in an effort to improve the profitability of our Midwest homeowners line, which led to a reduction in policy count of 25.1%, and a reduction in gross premiums written of 16.3%, from 2003 to 2004. The reduction in policy count represents a reversal in a trend of significant policy count growth in 2003 and 2002. Partially offsetting the decrease in gross premiums written from our personal automobile line and Midwest homeowners line was a $937,000 increase in gross premiums written from our Florida homeowners insurance line which we began writing in December 2004.

Net Premiums Written
      Net premiums written is the amount of our gross premiums written less the amount of premiums that we transfer, or cede, to our reinsurers based upon the risks they accept pursuant to our reinsurance treaties. We relate our net premiums written to gross premiums written to measure the amount of premium we retain after cessions to reinsurers. Our primary reinsurance agreement is a multi-line, excess of loss treaty; we also maintain a variety of other reinsurance treaties, including corporate clash, catastrophe and facultative coverage. See “Business — Reinsurance,” incorporated elsewhere within this Annual Report on Form 10-K.
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Net premiums written for 2005 were $87.1 million as compared to $80.5 million in 2004, an increase of $6.6 million, or 8.2%. The increase in net premiums written resulted from an increase in gross premiums written, partially offset by a decrease in the percentage of premiums retained after cessions to reinsurers. Net premiums written as a percentage of gross premiums written were 77.7% in 2005 and 83.4% in 2004. The decrease in the percentage of net premiums written that we retained in 2005 as compared to 2004 was primarily attributable to the shift in the mix of business to personal property insurance policies in Florida which resulted in higher catastrophe reinsurance premiums. Also, catastrophe reinsurance rates increased on our commercial insurance lines as a result of the hurricane losses incurred by the reinsurers during 2004.
      In addition to higher reinsurance rates in 2005 as compared to 2004, we also incurred additional reinsurance premiums, or reinstatement premiums, associated with recovering losses from our catastrophe reinsurers which were attributable to losses incurred from Hurricane Wilma which crossed over Florida in October 2005 and assessments from Citizens in 2005.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Net premiums written for 2004 were $80.5 million as compared to $76.2 million in 2003, an increase of $4.3 million, or 5.6%. The increase in net premiums written resulted from an increase in gross premiums written, partially offset by a decrease in the percentage of premiums retained after cessions to reinsurers. Net premiums written as a percentage of gross premiums written were 83.4% in 2004 and 86.4% in 2003.
      The decrease in the percentage of net premiums written that we retained in 2004 as compared to 2003 was primarily attributable to the negotiation of a new primary reinsurance treaty in early 2003, pursuant to which premiums that were written but not earned in 2002 were subject to the lower rates under our new primary 2003 treaty. We recorded these savings as a reduction to our ceded premiums in early 2003. In addition, we incurred a total of $1.1 million of additional catastrophic reinsurance ceded premiums as a result of three hurricanes in Florida in August and September of 2004 that resulted in losses triggering our catastrophic reinsurance coverage. Our initial catastrophic reinsurance agreement provided for one automatic reinstatement after the first event upon payment of a reinstatement fee. After the second event we entered into a new catastrophic reinsurance agreement to provide catastrophic reinsurance coverage for the remainder of the July 1, 2004 to June 30, 2005 catastrophic reinsurance policy period. This second catastrophic reinsurance policy also had one automatic reinstatement following its first event. We also incurred losses from a fourth hurricane in Florida in September 2004, but these losses were insufficient to trigger our catastrophic reinsurance coverage.

Net Premiums Earned
      Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.

      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Net premiums earned for 2005 were $84.7 million as compared to $77.0 million for 2004, an increase of $7.7 million, or 10.0%. The increase was attributable to our increases in gross and net premiums written discussed above.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Net premiums earned for 2004 were $77.0 million as compared to $68.7 million for 2003, an increase of $8.3 million, or 12.1%. The increase was attributable to our increases in gross and net premiums written discussed above.

Net Investment Income
      Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Net investment income for 2005 was $4.0 million as compared to $2.4 million for 2004, an increase of $1.6 million, or 66.7%.
      The increase in net investment income is attributable to a combination of an increase in average cash and invested assets which generated investment income and an increase in the investment yield. Average cash and invested assets for 2005 was $129.1 million as compared to $107.3 million for 2004. The increase in average cash and invested assets resulted primarily from the increase in gross premiums written and proceeds of the initial public offering in September 2005. Pre-tax yield on our portfolio increased to 3.1% in 2005 from 2.2% in 2004. This increase in pre-tax yield is primarily attributable to an increase in prevailing market interest rates. For example, the three-year U.S. Treasury notes increased to 3.9% in 2005 from 2.8% in 2004, which we believe reflects the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. As of December 31, 2005, we had $34.1 million of unrestricted cash and cash equivalents. We intend to invest a significant portion of those funds in 2006. The average duration of our cash and debt securities portfolio was 3.3 and 2.5 years as of December 31, 2005 and 2004, respectively. The increase in average duration of our cash and debt securities portfolio also contributed to the increase in the pre-tax yield.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Net investment income for 2004 was $2.4 million as compared to $2.2 million for 2003, an increase of $203,000, or 9.2%.
      Average cash and invested assets for 2004 was $107.3 million as compared to $96.5 million for 2003. The increase in average cash and invested assets resulted primarily from cash and invested assets purchased as part of the acquisition of North Pointe Casualty. The increase in net investment income generated by the increase in our average cash and invested assets was partially offset by a decrease in the pre-tax yield on our portfolio from 2.3% in 2003 to 2.2% in 2004. The decline in the yield was primarily attributable to a larger average cash position in 2004 as compared to 2003 due to the fact that North Pointe Casualty’s cash and investments consisted substantially of cash at the time of acquisition. In addition, due to uncertain cash demands as a result of hurricane losses and the investment portfolio manager transition during 2004, we did not invest the cash assumed as part of the North Pointe Casualty acquisition until late 2004. The decrease in our pre-tax yield as a result of our large cash position was partially offset by an increase in prevailing market interest rates. For example, the average yield on three-year U.S. Treasury notes increased to 2.8% in 2004 from 2.1% in 2003, which we believe reflects the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. The average duration of our cash and debt securities portfolio was 2.5 and 2.0 years as of December 31, 2004 and 2003, respectively. The increase in average duration of our cash and debt securities portfolio occurred primarily in the last quarter of 2004 when our debt securities investment manager began to invest much of the cash held by North Pointe Casualty.

Net Realized (Losses) Gains on Investments
      Net realized (losses) gains on investments are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Realized losses, net of realized gains, on the disposition of investments for 2005 were $168,000 as compared to realized gains, net of realized losses, of $886,000 for 2004, a decrease in realized gains of $1.1 million or 124.2%. The decrease in net realized gains was primarily attributable to an increase in the prevailing market interest rates, which reduced the amount of unrealized gains carried within our debt securities portfolio.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Realized gains, net of realized losses, on the disposition of investments for 2004 were $886,000 as compared to $1.3 million for 2003, a decrease of $378,000, or 29.1%. The decrease in net realized gains was attributable to a decrease in the quantity of debt securities sold in 2004 as compared to 2003, as well as a stabilization in prevailing market interest rates, which reduced the amount of unrealized gains carried within our debt securities portfolio.

Fees and Other Income
      Fees and other income were substantially composed of policy issuance fees generated in our Florida homeowners line in 2005 and installment fees generated from our non-standard automobile insurance line in 2004 and earlier. Policy issuance fees are primarily derived from billings upon the issuance or renewal of the Florida homeowners policies and, to a lesser extent, on certain commercial policies. Installment fees were primarily derived from billings to non-standard automobile policyholders. Policy issuance fees, installment fees and other service fees are earned over the life of the policy and are reported within our administrative services segment. As described above under “Business,” we sold the renewal policy rights relating to our non-standard personal automobile insurance line in October 2004. Other income is generated from commissions earned for policies written by our wholly-owned MGAs for unrelated insurance companies, fees related to accident and health products, inspection fees charged on our personal homeowners and commercial policies, and premium finance charges.
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Fees and other income for 2005 were $1.9 million as compared to $2.2 million for 2004, a decrease of $300,000, or 13.6%. The decrease was primarily attributable to exiting the personal automobile line of business in October 2004, which business generated a substantial portion of the installment fees in 2004. The decrease in installments fees attributable to the automobile line of business was partially offset by an increase in fees generated from the new Florida homeowners line of business as well as some additional charges and commissions attributable to our bowling center line.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Fees and other income for 2004 were $2.2 million as compared to $2.0 million for 2003, an increase of $175,000, or 8.8%. The increase was primarily attributable to incremental increases in charges for installment fees and inspection fees in our personal lines segment and additional charges and commissions attributable to our bowling center line.

Gains on Sales of Businesses
      Gains on sales of businesses of $4.3 million in 2004 were attributable to two nonrecurring sales: (1) the sale of the renewal rights relating to our personal automobile line for $4.0 million; and (2) the sale of the renewal rights to approximately 100 liquor liability insurance policies for $285,000.
      Gains on sales of businesses of $200,000 in 2003 was attributable to the sale of Universal Fire & Casualty. Prior to the sale, all of the business of Universal Fire & Casualty was transferred to North Pointe Insurance including all unpaid losses and all other assets and liabilities except for $5.0 million of cash and investments. Universal Fire & Casualty was sold as an insurance company shell, including its cash, investments and licenses for $5.2 million which resulted in the $200,000 gain.

Losses and Loss Adjustment Expenses
      Losses and loss adjustment expenses represent our largest expense item and include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as adjusting costs incurred in connection with settling claims. Losses and loss adjustment expenses for a given period are influenced by the number of exposures covered in the current year, trends in claim frequency and severity, changes in the cost of adjusting claims, changes in the legal environment and the re-

estimation of prior years’ reserves in the current year. Gross losses and loss adjustment expenses are those amounts before consideration of ceded losses. See “Business — Reinsurance.” Net losses and loss adjustment expenses are gross losses and loss adjustment expenses less ceded losses and loss adjustment expenses. We report our losses and loss adjustment expenses net of reinsurance.
      Losses and loss adjustment expenses include a reduction in those expenses resulting from continued reassessment of reserves established in prior periods. In 2005, 2004, and 2003, losses and loss adjustment expenses included a reduction of $5.4 million, $6.0 million, and $5.4 million, respectively, as a result of favorable development (or redundancies) from reserve changes relating to prior periods. See “Business — Unpaid Losses and Loss Adjustment Expenses,” incorporated elsewhere within this Annual Report on Form 10-K.
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Losses and loss adjustment expenses for 2005 were $44.0 million as compared to $41.5 million for 2004, an increase of $2.5 million, or 6.0%. Our loss ratio for 2005 was 50.8% as compared to 52.4% for 2004.
      The increase in the losses and loss adjustment expenses was primarily attributable to four hurricanes which struck Florida, Texas and the U.S. Gulf coast in 2005, further detailed in the commercial and personal lines segment discussions, below. Hurricane losses increased our 2005 loss ratio by 15.1 percentage points, from 35.7% to 50.8%. This is compared to an 8.4 percentage point increase in our 2004 loss ratio, from 44.0% to 52.4%, also attributable to hurricane losses.
      Losses and loss adjustment expenses, net of reinsurance recoverable, attributable to hurricanes, and the related reinstatement premiums (which we record as a reduction in net earned premium) for the years ended December 31, 2005 and 2004 are presented as follows:

					Changes in
					Estimates	Total
	Hurricanes				of 2004	Hurricane-
					Hurricane	Related
For the Year Ended December 31, 2005	Dennis	Katrina	Rita	Wilma	Losses	Expenses

	(Dollars in thousands)
Losses and loss adjustment expenses, net
Commercial lines	$35	$1,280	$290	$3,200	$134	$4,939
Personal lines	2,330	1,649	7	3,000	—	6,986

Total	$2,365	$2,929	$297	$6,200	$134	$11,925

Reinstatement charges
Commercial lines	$—	$—	$—	$1,731	$40	$1,771
Personal lines	—	—	—	1,319	—	1,319

Total	$—	$—	$—	$3,050	$40	$3,090

Total expenses attributable to hurricanes
Commercial lines	$35	$1,280	$290	$4,931	$174	$6,710
Personal lines	2,330	1,649	7	4,319	—	8,305

Total	$2,365	$2,929	$297	$9,250	$174	$15,015

					Total
	Hurricanes				Hurricane-
					Related
For the Year Ended December 31, 2004	Charlie	Francis	Ivan	Jeanne	Expenses

	(Dollars in thousands)
Commercial lines
Losses and loss adjustment expenses, net	$2,000	$2,000	$216	$2,000	$6,216
Reinstatement charges	681	362	—	57	1,100

Total	$2,681	$2,362	$216	$2,057	$7,316

      The loss ratio for our commercial lines segment for 2005 was 47.8% as compared to 50.9% for 2004. This decrease in our loss ratio was attributable to a combination of fewer hurricane losses incurred in our commercial lines segment in 2005 as compared to 2004 as well as improved loss experience from the non-catastrophe risks. For the years ended December 31, 2005 and 2004, we incurred $4.8 million and $6.2 million, respectively, of net losses and loss adjustment expenses related to these hurricanes as well as $2.0 million and $1.1 million, respectively, of catastrophe reinsurance reinstatement charges which we recorded as a reduction of net premiums earned. Of the $2.0 million of reinstatement charges, in 2005, $1.8 million was attributable to our hurricane losses and $248,000 was attributable to the Citizens’ assessments. The losses from the hurricanes and reinstated charges increased our commercial lines segment loss ratio from 38.3% to 47.8% in 2005 and from 38.7% to 50.9% in 2004.
      Favorable development of prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $3.5 million in 2005 from $32.7 million to $29.2 million. Similar favorable development reduced losses and loss adjustment expenses in our commercial lines segment by $5.4 million in 2004 from $33.6 million to $28.2 million. Such favorable development reduced our commercial lines segment loss ratios from 53.5% to 47.8% in 2005 and from 60.7% to 50.9% in 2004.
      The reserve development was primarily generated in our liability product lines which require greater estimations when establishing reserves than required with property product lines and require more years to fully develop. The favorable reserve adjustments were primarily attributable to lower actual loss development as compared to our originally estimated loss development factors.
      The impact of the hurricane losses (including the effects of the reinstatement charges) and reserve development on our loss ratios for our commercial lines segment for the years ended December 31, 2005, 2004 and 2003 are provided as follows:

	2005	2004	2003

Commercial lines loss ratios before effects of hurricane losses and reserve development	44.0%	48.5%	51.8%
Decrease in loss ratios attributable to reserve development	(5.7)	(9.8)	(12.2)
Increase in loss ratios attributable to hurricane losses	9.5	12.2	—

Total commercial lines loss ratios	47.8%	50.9%	39.6%

      The loss ratio for our personal lines segment for 2005 was 62.5% as compared to 61.7% for 2004. The increase in our personal lines loss ratio was primarily attributable to hurricane losses in our Florida homeowners line partially offset by a decrease in non-catastrophe losses arising from the change in the mix of business as well as an increase in favorable reserve development. We experienced lower non-catastrophe losses in our Florida homeowners line, which we began writing in December 2004, as compared to our personal automobile line which we ceased writing in October 2004. For the year ended December 31, 2005, we incurred $7.0 million of net losses and loss adjustment expenses related to hurricane losses, as well as $1.3 million of catastrophe reinsurance reinstatement charges which we recorded as a reduction of net premiums earned. Hurricane losses increased our personal lines loss ratio from 30.9% to 62.5% in 2005. Our personal lines segment did not incur any losses due to hurricanes in 2004.
      Favorable development of prior period reserve estimates reduced losses and loss adjustment expenses in our personal lines segment by $2.0 million in 2005 from $16.8 million to $14.8 million. Similar favorable development in 2004 reduced losses and loss adjustment expenses in our personal lines segment by $552,000, from $13.9 million to $13.3 million. Such favorable development reduced the loss ratios from 70.8% to 62.5% in 2005 and from 64.3% to 61.7% in 2004.
      The favorable reserve adjustments in our personal lines segment were primarily attributable to our personal automobile line (currently in run-off) in which we experienced better than expected loss development in the liability coverages.

      The impact of the hurricane losses (including the effects of the reinstatement charges) and reserve development on our loss ratios for our personal lines segment for the years ended December 31, 2005, 2004 and 2003 are provided as follows:

	2005	2004	2003

Personal lines loss ratios before effects of hurricane losses and reserve development	39.2%	64.3%	64.6%
(Decrease) increase in loss ratios attributable to reserve development	(8.3)	(2.6)	0.4
Increase in loss ratios attributable to hurricane losses	31.6	—	—

Total personal lines loss ratios	62.5%	61.7%	65.0%

      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Losses and loss adjustment expenses for 2004 were $41.5 million as compared to $33.1 million for 2003, an increase of $8.4 million, or 25.4%. Our loss ratio for 2004 was 52.4% as compared to 46.8% for 2003.
      Losses and loss adjustment expenses include a reduction in those expenses resulting from continued reassessment of reserves established in prior periods. In 2004, 2003 and 2002, loss and loss adjustment expenses included a reduction of $6.0 million, $5.4 million and $5.2 million, respectively, as a result of favorable development (or redundancies) from reserve changes relating to prior periods. See “Business — Unpaid Losses and Loss Adjustment Expenses,” incorporated elsewhere within this Annual Report on Form 10-K.
      The increase in the loss ratio is attributable to four hurricanes which struck Florida in 2004, further detailed in the commercial lines segment loss ratio discussion, below. The hurricanes increased our 2004 loss ratio by 8.4 percentage points, from 44.0% to 52.4%.
      The loss ratio for our commercial lines segment for 2004 was 50.9% as compared to 39.6% for 2003. The increase in our loss ratio for 2004 as compared to 2003 was primarily attributable to losses incurred from four hurricanes which caused significant property damage in Florida during August and September of 2004. We incurred $6.2 million of net losses related to these hurricanes as well as $1.1 million of catastrophic reinsurance reinstatement charges which we recorded as a reduction of net premiums earned. The losses from the hurricanes increased our commercial lines segment loss ratio from 38.7% to 50.9%.
      Our commercial lines loss ratio was reduced by 4.6 percentage points as a result of a $2.5 million favorable adjustment to the run-off reserves acquired from the North Pointe Casualty acquisition. Subsequent to the acquisition, we experienced favorable settlements of outstanding claims resulting in a $1.2 million redundancy on the reported reserves of claims closed during 2004, following the acquisition. As a result of the favorable development of the case reserves and due to further positive developments on open liability claims we also adjusted the incurred but not yet reported reserve, or IBNR, lower by $1.3 million. We believe the reserves established as of the date of acquisition were accurate based on the best information available at that time. Only through the course of new information and events following the acquisition did we believe it was appropriate to adjust the run-off reserves.
      The loss ratio for our RBT line increased in 2004 as compared to 2003 primarily due to less benefit from reserve redundancies reflected in the 2004 losses as compared to the 2003 losses. The loss ratios for our RBT line in 2004 and 2003 were similar before taking into account the effect of reserve redundancies. In addition, the loss ratios for our other commercial lines were relatively consistent in 2004 and 2003.
      The loss ratio for our personal line segment for 2004 was 61.7% as compared to 65.0% for 2003. The decrease in our personal lines loss ratio was primarily attributable to our Midwest homeowners line, which improved as a result of rate increases and changes in underwriting standards implemented in late 2003 and early 2004 to address an increasing loss trend.

Policy Acquisition Costs
      Commissions generally represent approximately 75% of our total policy acquisition costs, with the remaining 25% attributable to administrative expenses directly related to the marketing and issuance of insurance policies. Policy acquisition costs are capitalized and amortized over the life of the related policy.
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Policy acquisition costs for 2005 were $21.8 million as compared to $18.7 million for 2004, an increase of $3.1 million, or 16.6%. The increase was primarily attributable to an increase in gross premiums earned.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Policy acquisition costs for 2004 were $18.7 million as compared to $17.4 million for 2003, an increase of $1.3 million, or 7.5%. The increase was primarily attributable to an increase in gross premiums earned.

Other Underwriting and Operating Expenses
      Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and do not vary directly with premium volume.
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Other underwriting and operating expenses for the year ended December 31, 2005 were $17.9 million as compared to $13.7 million for the year ended December 31, 2004, an increase of $4.2 million, or 30.7%. This increase was primarily attributable to additional personnel and other expenses associated with the expansion in our Florida small business and homeowners operations and increased personnel and external services costs associated with being a public company. In addition, in 2005, we incurred $568,000 of operating expenses attributable to the Citizens’ assessments (for both the imposed and anticipated assessments) relating to hurricane losses in 2004 and 2005, however we incurred no similar expenses in 2004.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Other underwriting and operating expenses for the year ended December 31, 2004 were $13.7 million as compared to $13.2 million for the year ended December 31, 2003, an increase of $571,000, or 4.3%. This increase was primarily attributable to additional expenses associated with our South Pointe operations, and increased employee expenses.

Interest Expense
      Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004. Interest expense for 2005 was $959,000 as compared to $763,000 for 2004, an increase of $196,000, or 25.7%. The increase was primarily attributable to an increase in our outstanding senior debt for the purpose of financing the repurchase of the preferred shares and common shares held by our preferred shareholder, on June 30, 2004, and an increase in borrowings of $7.5 million in June 2005 in order to fund the contributions to newly-formed Home Pointe Insurance. In addition, the floating interest rate on our senior credit facility has increased to 7.0% as of December 31, 2005 as compared to 5.25% as of December 31, 2004. The increase in the interest rate has also contributed to the increase in interest expense. Subsequent to the initial public offering, outstanding senior debt decreased to $2.4 million as of December 31, 2005. Interest expense also increased as a result of the mortgage loan assumed from the acquisition of Northwestern Zodiac, which acquisition occurred on August 18, 2005. Interest expense attributable to the mortgage loan amounted to $52,000 in 2005.
      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003. Interest expense for 2004 was $763,000 as compared to $422,000 for 2003, an increase of $341,000, or 80.8%. The increase was primarily attributable to an increase in our outstanding senior debt for the purpose of financing the North Pointe Casualty acquisition, in February 2004, and the repurchase of the preferred shares and common shares held by our preferred shareholder, on June 30, 2004.

Federal Income Tax Expense
      Year Ended December 31, 2005. Federal income tax expense for 2005 was $2.0 million, representing an effective tax rate of 34.5% which approximates the statutory rate of 34.0%. The federal income tax expense calculation included two offsetting items affecting the effective rate, which were: 1) a $262,000 increase in federal income tax expense attributable to an adjustment to net operating losses, or NOL, carryforwards acquired as part of the acquisition of North Pointe Casualty and 2) a $284,000 decrease in federal income tax expense relating to a provision to return variance.
      Year Ended December 31, 2004. Federal income tax expense for 2004 was $3.5 million, representing an effective tax rate of 29.2%. Our effective rate in 2004 was lower than the statutory rate of 34.0% due to a $249,000 favorable adjustment to our NOL carryforwards acquired as part of the management-led buyout from Queensway Holdings, Inc. that increased the NOL carryforwards available to us and a $300,000 decrease to the provision relating to the taxable gain from the sale of Universal Fire & Casualty originally recorded in 2003.
      Year Ended December 31, 2003. Federal income tax expense for 2003 was $3.7 million, representing an effective tax rate of 36.2%. Our effective rate in 2003 was higher than the statutory rate of 34.0% primarily due to a provision relating to a $238,000 taxable gain on the sale of a Universal Fire & Casualty which was not recorded as a gain for book purposes.
      As of December 31, 2005, we had an aggregate of $7.7 million in unrealized NOL carryforwards. Federal income tax regulations limit our utilization of these amounts to $1.1 million in 2006 and $960,000 annually, thereafter. The following table presents the unrealized NOL carryforwards we have available to apply as future tax benefits as of December 31, 2005:

Net Operating
Losses
Carried		Year of
Forward	Year Originated	Expiration

(Dollars in thousands)
$94	1996	2010
264	1997	2011
2,291	1999	2018
1,392	2000	2019
3,693	2001	2020

$7,734

Liquidity and Capital Resources

Sources and Uses of Funds
      North Pointe Holdings Corporation is a holding company with no business operations of its own. Consequently, our ability to pay dividends to shareholders, meet our debt payment obligations and pay our taxes and administrative expenses is dependent on intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiaries. Our insurance company subsidiaries are subject to extensive regulation by insurance regulatory agencies in each state in which they do business, including restrictions on the amount of dividends they can pay to their shareholder. See “Liquidity and Capital Resources — Capital Constraints,” incorporated elsewhere within this Annual Report on Form-10K.
      There are no restrictions on the payment of dividends to us by our non-insurance company subsidiaries other than state corporate laws regarding solvency. As a result, our non-insurance company subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for payment of dividends. We may use these revenues to service our corporate financial obligations, such as debt service, shareholder dividends or acquisitions. Our administrative segment is comprised of the operations of our non-insurance company subsidiaries.

      Our primary assets are the stock of North Pointe Financial (a non-insurance company) and the stock of our insurance companies. Our ability to pay dividends to shareholders, meet our debt payment obligations and pay our general and administrative expenses is largely dependent on cash dividends we occasionally receive from North Pointe Financial. In turn, North Pointe Financial’s primary source of revenue, from which any dividends to us would have historically been paid, are the service fees and commissions it receives from our insurance companies pursuant to various servicing, marketing and management agreements in effect between those entities. In addition, it is possible that North Pointe Financial could receive dividends from our insurance companies paid out of their retained earnings, which North Pointe Financial could then pay to us as dividends. However, we traditionally have not issued dividends from our insurance companies to fund our general expenses and debt payment obligations. Moreover, the Holding Company Laws regulate the dividends and other payments by our insurance companies.
      Our non-insurance companies provide management and administration services for our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees primarily based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $19.3 million, $10.9 million, and $10.0 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Our non-insurance companies also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $1.9 million, $2.2 million, and $2.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. There were no material non-cash components of our non-insurance company revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
      The primary obligations of our non-insurance companies are salary and administration expenses and debt service obligations. Our non-insurance companies incurred salary and administrative expenses of $10.6 million, $8.3 million, and $6.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our minimum principal and interest payments on our bank debt were $4.5 million, $3.6 million, and $2.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      Approximately $4.6 million, $3.9 million and $3.2 million of our net income for the years ended December 31, 2005, 2004 and 2003, respectively, was derived from our non-insurance companies which constitute our administrative services segment.
      Our insurance and non-insurance operating subsidiaries’ principal sources of funds are insurance premiums, investment income, proceeds from the maturity and sale of invested assets and installment fees. These funds are primarily used to pay claims, commissions, employee compensation, taxes and other operating expenses, and to service debt, purchase investments and pay dividends to us.
      We generally expect to pay claims and other expenses from operating cash flows. Historically, cash and cash equivalents (i.e., investments having an original maturity of 90 days or less) have comprised at least 10% of our investment portfolio, and our current investment guidelines require us to maintain this level of liquidity. We also seek to stagger the maturities of our investments so that we have access to maturing instruments on a regular basis. In addition, we seek to invest at least 70% of our investment portfolio in highly liquid, fixed-income securities having an average duration of less than four years. We believe that managing our cash and investments in the foregoing manner limits our exposure to losses resulting from the untimely sale of securities due to unanticipated cash requirements.
      In 2005, we incurred losses as a result of Hurricanes Dennis, Katrina, Rita and Wilma. These hurricanes crossed over Florida, Texas and the U.S. Gulf Coast. As of December 31, 2005, total losses incurred, net of reinsurance, related to these hurricanes were $11.8 million plus $3.0 million in reinsurance reinstatement charges. Of the total expenses incurred attributable to hurricane losses of $14.8 million, $9.3 million was attributable to Hurricane Wilma. We do not believe the losses from these events will have a material adverse impact on our liquidity or cash flows due to adequate cash and cash equivalents.

Cash Flows
      Net cash provided by operating activities for the year ended December 31, 2005 was $4.8 million as compared to $185,000 for 2004, an increase of $4.6 million. The increase in cash from operations was attributable to a combination of factors including an increase in premiums collected, net of premiums ceded, of $7.7 million, an increase in investment income of $1.5 million and a reduction in underwriting and operating expenses paid of $1.2 million. These increases in cash were partially offset by a $1.1 million decrease in the change in restricted cash, an increase in losses and loss adjustment expenses paid, net of reinsurance recovered, of $1.6 million, an increase in federal income taxes paid of $2.7 million and a $319,000 reduction in cash received from other income. Losses and loss adjustment expenses paid in 2005 and 2004 were significantly impacted by the Florida hurricanes, much of which was recoverable from reinsurers. Our reinsurance recovered on paid losses was $11.5 million and $8.2 million in 2005 and 2004, respectively.
      Net cash provided by operating activities for the year ended December 31, 2004 was $185,000 as compared to $8.2 million for 2003, a decrease of $8.0 million. The decrease in cash from operations was attributable to a combination of factors including a decrease in cash due to an increase in losses and loss adjustment expenses paid of $13.5 million, an increase in other underwriting and operating expenses paid of $3.5 million, and an increase in federal income taxes paid of $1.0 million. The decrease in cash was partially offset by an increase in premiums collected, net of premiums ceded, of $9.2 million and an increase of cash of $814,000 from the reclassification of restricted cash to cash and cash equivalents associated with pending litigation that was resolved favorably. The increase in losses and loss adjustment expenses paid was primarily attributable to the Florida hurricanes, much of which was recoverable from reinsurers. For example, our reinsurance recoverables on paid losses increased by $6.8 million to $8.2 million as of December 31, 2004 from $1.4 million as of December 31, 2003.
      Net cash used in investing activities for the year ended December 31, 2005 was $27.0 million and was attributable to a $24.8 million net decrease in cash from investment portfolio purchases in excess of investment portfolio sales, $1.4 million of net cash used to acquire Northwestern Zodiac and $742,000 used to acquire fixed assets.
      Net cash provided by investing activities for the year ended December 31, 2004 was $4.1 million and was primarily attributable to a $3.3 million net increase in cash from the acquisition of North Pointe Casualty, a $4.3 million increase in cash from the sales of businesses offset by $2.8 million of net cash used in investment portfolio purchases in excess of investment portfolio sales.
      Net cash provided by investing activities for the year ended December 31, 2003 was $1.0 million and was primarily attributable to net cash flows from investment portfolio sales in excess of investment portfolio purchases.
      Net cash provided by financing activities for the year ended December 31, 2005 was $26.6 million and was attributable to $44.3 million in net proceeds provided from the initial public offering partially offset by a $17.7 million reduction in net borrowings.
      Net cash provided by financing activities for the year ended December 31, 2004 was $4.7 million and was partially attributable to a $9.2 million increase in net cash provided from net borrowings, in order to finance the acquisition of North Pointe Casualty, which was partially offset by a $4.5 million repurchase of preferred and common shares held by our sole preferred shareholder.
      Net cash used in financing activities for the year ended December 31, 2003 was $2.4 million and was principally attributable to a $1.5 million net pay down of our senior credit facility and a $930,000 cash redemption of shares of common stock pursuant to a tender offer.
      We created Home Pointe Insurance in 2005 with the intention to transfer all of our Florida homeowners insurance business into it. Approximately 70% of the gross premiums written in our Florida homeowners insurance business is expected to be written in Home Pointe Insurance in 2006 and 100% in 2007. Home Pointe Insurance was initially capitalized with $7.5 million in 2005. We must maintain a minimum of

$5.0 million of capital and surplus in order to be an admitted carrier in Florida. In the event the capital and surplus falls below $5.0 million, we would expect to contribute additional capital into Home Pointe Insurance.
      We believe that existing cash and investment balances, as well as cash flows from operation, will be adequate to meet the capital and liquidity needs of North Pointe Holdings and each of its subsidiaries during the 12-month period following the filing of this Annual Report on Form 10-K. We currently anticipate meeting our long-term capital and liquidity needs through a combination of cash flows from operations and possible future debt or equity financings. No assurances can be given, however, that we will generate cash flows from operations sufficient to meet our ongoing financial requirements or that debt or equity financing will be available to us upon acceptable terms, if at all, in the future.

Capital Constraints
      Writings to Surplus Ratios: Our ability to write additional insurance policies is largely dependent on the statutory leverage of our insurance company subsidiaries. The Michigan insurance regulator requires insurance companies to maintain a gross premium writings-to-capital and surplus ratio under 3.0-to-1. Florida insurance regulations require insurance companies to maintain a net premiums-to-capital and surplus ratio (rather than a gross premiums-to-capital and surplus ratio), of 4.0-to-1. Statutory capital and surplus is defined as total assets less total liabilities of insurance companies determined in accordance with statutory accounting principles.
      North Pointe Insurance’s gross premiums written to statutory capital and surplus ratios were 1.40-to-1 and 2.74-to-1 as of December 31, 2005 and 2004, respectively. North Pointe Casualty’s net premiums written to statutory capital and surplus ratios were 2.76-to-1 and 0.4-to-1, as of December 31, 2005 and 2004, respectively.
      Risk Based Capital: The National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, requirements that require insurance companies to calculate and report information under an RBC formula. The RBC formula attempts to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. The RBC formula is used by state insurance regulators to monitor trends in an insurance company’s statutory capital and surplus, for the purpose, if necessary, of initiating regulatory action. Our insurance companies, except for Midfield, are required to submit a report of their RBC levels to the insurance departments of their states of domicile as of the end of the previous calendar year.
      As of December 31, 2005, all of our insurance companies had RBC levels in excess of an amount that would require any regulatory intervention. As of December 31, 2005, North Pointe Insurance, North Pointe Casualty and Home Pointe exceeded their risk-based capital requirements.
      Regulations on Dividends Paid by Insurance Companies: State insurance laws restrict the ability of our insurance company subsidiaries to declare dividends to us. Michigan and Florida have regulations, outlined below, which provide guidance as to when an insurance company may pay a dividend. The District of Columbia does not have detailed regulations, but provides a broader guideline which leaves much of the judgment in the hands of the insurance commissioner in the District of Columbia. In addition to the regulations outlined below, insurance departments will also look to financial measurements such as writings-to-surplus ratios, RBC levels or IRIS ratios when determining whether to approve a dividend. Other than the $3.3 million dividend paid by North Pointe Insurance in 2005, none of our insurance companies have paid dividends in the last three years.
      Under the Michigan Holding Company Law, our Michigan insurance company, North Pointe Insurance, can only declare or pay dividends from its earned surplus, unless the Michigan insurance regulator approves the dividend prior to payment. In addition, our Michigan insurance company must obtain prior approval from the Michigan insurance regulator before it may pay extraordinary dividends or distributions to its shareholder, North Pointe Financial. In Michigan, an extraordinary dividend or distribution includes any dividend or distribution of cash or other property if the fair market value of the cash or other property, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) 10% of the insurer’s surplus as of December 31 of the preceding year or (2) the net income of the insurer, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year, in each case determined in accordance with statutory accounting practices. Dividends or distributions falling below this threshold are considered ordinary shareholder dividends. Ordinary shareholder dividends declared by our Michigan insurer must be reported to the Michigan insurance regulator at least ten days before they are paid, but these dividends are not subject to prior approval. Michigan’s insurance law would allow North Pointe Insurance to pay up to $6.6 million in ordinary dividends in 2006. Nonetheless, the Michigan insurance regulator retains the right to deny any dividend, extraordinary or otherwise. Accordingly, we typically obtain prior approval on all dividend distributions from North Pointe Insurance.
      Under the Florida Holding Company Law, our Florida insurance companies (North Pointe Casualty and Home Pointe Insurance) can only declare or pay dividends out of that part of its available and accumulated surplus funds that is derived from its realized net operating profits on its business and net realized capital gains. In addition, our Florida insurance companies must obtain prior approval from the Florida insurance regulator before it may pay extraordinary dividends or distributions to its shareholder, North Pointe Financial. In Florida, an extraordinary dividend or distribution includes any dividend or distribution that exceeds either of the following two thresholds:

•	The larger of (1) the lesser of 10% of the insurer’s surplus or net income (not including realized capital gains) plus a two-year carryforward; (2) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (3) the lesser of 10% of surplus or net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. This threshold applies if the insurer does not provide prior notice of the dividend to the Florida insurance regulator and does not certify that, following payment of the dividend, the insurer’s surplus will equal or exceed 115% of the surplus required under applicable Florida statutes.

•	The larger of (1) 10% of the insurer’s surplus derived from realized net operating profits on its business and net realized capital gains; or (2) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year. This threshold applies if the insurer provides prior notice of the dividend to the Florida insurance regulator, which notice certifies that, following payment of the dividend, the insurer’s surplus will equal or exceed 115% of the surplus required under the applicable Florida statutes.
      Dividends or distributions falling below these thresholds are not subject to prior approval by the Florida insurance regulator. Florida’s insurance law would not allow our Florida insurance companies to pay any dividends without prior regulatory approval in 2006.
      Under District of Columbia law, insurance companies can only dividend an amount which is deemed to be in excess of the amount required by the commissioner. There is not a specific formula defining an ordinary dividend versus an extraordinary dividend. Accordingly, all dividend payments must be approved by the District of Columbia Department of Insurance, Securities and Banking.

Outstanding Debt
      Senior Credit Facility. We are party to a $7.0 million revolving credit note (the “Facility”) with Comerica Bank, Fifth Third Bank and JPMorgan Chase Bank, N.A. which we originally entered into on January 26, 2002 and have subsequently amended on several occasions. Prior to the initial public offering, the credit facility also included a $17.0 million five-year term note. On September 28, 2005, we paid off all of the term note and revolving credit note utilizing $22.6 million of the net proceeds from our initial public offering. However, the revolving credit note remained available for future borrowings, maturing on July 1, 2006, and had an outstanding balance of $2.4 million as of December 31, 2005. We had $4.6 million available under the revolving credit note as of December 31, 2005. We paid down all of the outstanding senior debt in January 2006.

      The credit facility provides various interest rate options, and the rate is currently based on the prime rate of Comerica Bank. This rate was 7.0% and 5.25% as of December 31, 2005 and December 31, 2004, respectively.
      The credit facility required quarterly principal payments of $850,000 on the term note and quarterly interest payments on both the term note and the revolving credit note.
      The senior credit facility is collateralized by substantially all of our assets, including the stock of our non-insurance company subsidiaries (but excluding the stock of our insurance company subsidiaries).
      The credit facility requires that we comply with various financial and other covenants, including requirements that we maintain an A.M Best rating of no less than “B+” for each of our insurance company subsidiaries, that there shall be no more than four IRIS calculations that result in unusual values at each fiscal year end, and that we maintain the following financial ratios for each insurance company subsidiary:

•	adjusted capital and surplus in excess of 215% of authorized control level risk-based capital as of each fiscal year end; and

•	a ratio of net premiums written to statutory capital and surplus of not more than 2.50 to 1.0 and a ratio of gross premiums written to statutory surplus of not more than 3.0 to 1.0.
      In addition, our senior credit facility contains negative covenants restricting our ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of our assets, acquire the stock or assets of another entity or declare or pay any dividends. As of December 31, 2005 and 2004, we were in compliance with all the covenants under our senior credit facility except for maintaining an A.M. Best rating of no less than “B+” for each of our insurance company subsidiaries. Our two recently-formed insurance companies, Home Pointe Insurance and Midfield, were not yet rated by A.M. Best, as of December 31, 2005. We consequently requested and received a waiver of the breach of this covenant from our senior lenders effective December 31, 2005.
      Mortgage Obligation. On August 18, 2005, North Pointe Financial completed its acquisition of Northwestern Zodiac and, as a result, we assumed the mortgage on our office building in Southfield, Michigan. The mortgage loan terms include monthly principal and interest payments of $22,000 and a balloon payment of $1.9 million due in June 2011. As of December 31, 2005, the mortgage debt obligation had an outstanding balance of $2.6 million.

Issuance of Trust Preferred Securities
      On February 22, 2006, we issued $20,000,000 of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly formed, wholly-owned subsidiary, NP Capital Trust I (the “Trust”).
      The Trust Preferreds mature on March 15, 2036, but may be redeemed at our option beginning on March 15, 2011. The Trust Preferreds require quarterly distributions, at a fixed rate of 8.70% per annum for five years, and thereafter at a variable rate, reset quarterly, at the three-month LIBOR rate plus 3.64%. Distributions are cumulative and will accrue from the date of original issuance, but may be deferred for up to 20 consecutive quarterly periods.
      The proceeds of the Trust Preferreds received by the Trust, along with proceeds of $620,000 paid by us to the Trust from the issuance of common securities by the Trust to us, were used to purchase $20,620,000 of our junior subordinated debt securities (the “Debt Securities”) under terms which mirror those of the Trust Preferreds.
      We will primarily invest the $19,373,000 of proceeds, net of issuance costs, in high-grade debt securities which will remain available to fund future contributions to our subsidiaries, acquisition activities as they may arise, and other capital uses. This securities issuance is part of our long-term strategy to expand our operations through organic growth and acquisition in an opportunistic fashion, and continue to strengthen the financial position of our underlying insurance company subsidiaries.

      This transaction would have violated certain provisions of our senior credit facility, specifically the purchase of equity interests in the Trust and our guaranty of the payment of amounts owed by the Trust to holders of the Trust’s preferred interests. Accordingly, we obtained the consent and waiver from our senior lenders to acknowledge that the transactions described above would not constitute an event of default under the senior credit facility.
Contractual Obligations and Commitments
      The following table summarizes information about our contractual obligations. The minimum future payments, including anticipated interest, under these agreements as of December 31, 2005 are as follows:

					2010 and
	2006	2007	2008	2009	thereafter	Total

	(Dollars in thousands)
Senior debt principal and interest payments	$2,484	$—	$—	$—	$—	$2,484
Mortgage obligation	267	267	267	267	2,299	3,367
Operating leases	714	730	682	413	—	2,539
Unpaid loss and losses adjustment expense	46,842	31,665	16,180	10,957	12,134	117,778
Commitment to purchase other investments	2,500	—	—	—	—	2,500

Total	$52,807	$32,662	$17,129	$11,637	$14,433	$128,668

      The gross unpaid loss and loss adjustment expense payments were estimated based on historical payment patterns. However, future payments may be different than historical payment patterns. The commitment to purchase other investments is attributable to a limited partnership interest which may request further funding of up to $2.5 million any time through June 2010.
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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
Interest Rate Risk
      Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of December 31, 2005 was 3.3 years.
      The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
			Increase (Decrease) in
		Estimated
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of December 31, 2005	Fair Value	Fair Value	Fair Value	Equity

	(Dollars in thousands)
200 basis point increase	$91,266	$(6,752)	(6.9)%	(5.4)%
100 basis point increase	94,587	(3,431)	(3.5)%	(2.8)%
No change	98,018	—	0.0%	0.0%
100 basis point decrease	101,494	3,476	3.5%	2.8%
200 basis point decrease	104,331	6,313	6.4%	5.1%
Credit Risk
      An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing primarily in investment-grade securities. In addition, we comply with applicable statutory requirements, which limit the portion of our total investment portfolio that we can invest in any one security. As of December 31, 2005, we were primarily invested in U.S. government securities, U.S. government agencies and investment-grade corporate bonds.
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
      At December 31, 2005, amounts due us from reinsurers were $84.9 million. We believe all amounts recorded as due from reinsurers are recoverable.

Effects of Inflation
      We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. We consider the effects of inflation in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a long-term upward trend in the cost of judicial awards for damages, as well as short-term spikes in local prices attributable to increases in demand. For example, construction costs in Florida have increased significantly during 2005 as a result of increased demand stemming from the hurricanes which struck Florida in 2004 and 2005.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The Financial Statements of North Pointe Holdings Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report at Item 15.

North Pointe Holdings Corporation
Unaudited Consolidated Quarterly Results of Operations
      Our results of operations may vary significantly from quarter to quarter depending on a number of factors, including seasonal variations in claims related to seasonal weather patterns, and market and economic conditions.
      As a result of these factors, period-to-period comparison of our revenues and operating results may not be meaningful. You should not rely on these comparison as indicators of future performance. We cannot assure you that quarterly results will not fluctuate, causing a material adverse effect on our business, results of operations and financial condition.

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(Dollars in thousands, except per share and ratio data)
Statement of Operations Data:
Revenues:
Gross premiums written	$25,405	$18,433	$22,437	$45,821	$24,991	$22,342	$24,777	$24,351

Net premiums written	$14,990	$12,579	$17,898	$41,666	$21,386	$17,041	$21,071	$20,995

Net premiums earned	$17,892	$21,652	$23,057	$22,135	$19,918	$18,681	$19,564	$18,794
Investment income, net	1,248	1,067	926	762	701	613	563	500
Net realized capital gains (losses)	(14)	75	(96)	(133)	827	(4)	23	40
Fees and other income	429	695	436	343	443	568	569	642
Gains on sales of businesses	—	—	—	—	4,000	285	—	—

Total revenues	19,555	23,489	24,323	23,107	25,889	20,143	20,719	19,976

Expenses:
Losses and loss adjustment expenses, net	13,647	11,991	9,274	9,091	9,586	13,116	8,562	10,239
Policy acquisition costs	4,670	5,844	5,236	6,029	4,582	4,648	5,043	4,414
Other underwriting and operating expenses	5,475	4,686	3,829	3,865	3,792	3,193	3,865	2,880
Interest expense	75	390	264	230	245	232	145	141

Total expenses	23,867	22,911	18,603	19,215	18,205	21,189	17,615	17,674

Income (loss) before federal income tax expense (benefit) and extraordinary item	(4,312)	578	5,720	3,892	7,684	(1,046)	3,104	2,302
Federal income tax expense (benefit)	(1,516)	67	2,131	1,346	2,510	(840)	1,026	820

Income (loss) before extraordinary item	(2,796)	511	3,589	2,546	5,174	(206)	2,078	1,482
Extraordinary item	—	—	—	—	—	—	—	2,905

Net income (loss)	$(2,796)	$511	$3,589	$2,546	$5,174	$(206)	$2,078	$4,387

Earnings Per Share Data:
Income (loss) before extraordinary item:
Basic	$(0.31)	$0.10	$0.73	$0.52	$1.06	$(0.04)	$0.22	$0.28
Diluted	(0.31)	0.10	0.73	0.52	1.06	(0.04)	0.22	0.22
Net income (loss):
Basic	(0.31)	0.10	0.73	0.52	1.06	(0.04)	0.22	0.83
Diluted	(0.31)	0.10	0.73	0.52	1.06	(0.04)	0.22	0.64
Key Financial Ratios:
Loss ratio	74.5%	53.7%	39.5%	40.4%	47.1%	68.1%	42.5%	52.7%
Expense ratio	55.4	47.1	38.6	44.0	41.1	40.7	44.2	37.5
Combined ratio	129.9	100.8	78.1	84.4	88.2	108.8	86.7	90.2

Item 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

Item 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
      Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.
      In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Controls over Financial Reporting
      There were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting except for the following.
      As of September 30, 2005, our management had concluded that we did not maintain effective controls over the completeness of liabilities related to a recent assessment from Citizens. Specifically, we did not properly identify and recognize the liability when probable and reasonably estimable. This control deficiency resulted in an adjustment to the 2005 third quarter consolidated financial statements. In addition, this control deficiency could result in a misstatement to the liability for other insurance-related assessments and related expense accounts that would cause a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, our management had concluded that this control deficiency constituted a material weakness.
      Subsequent to September 30, 2005 and prior to December 31, 2005, management instituted controls to properly identify and recognize liabilities relating to insurance-related assessments. However, we will require more time to observe and test the operating effectiveness of the controls to ensure that the material weakness no longer exists.
      As of September, 2005, our management had concluded that we did not maintain effective controls over the accounting for certain reinsurance contracts. Specifically, we did not properly evaluate certain of our reinsurance contracts to determine amounts recoverable related to the above-referenced assessment from Citizens. This control deficiency resulted in an adjustment to the 2005 third quarter consolidated financial statements. In addition, this control deficiency could result in a misstatement to the reinsurance recoverables and related expense accounts that would cause a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, our management had concluded that this control deficiency constituted a material weakness.
      Subsequent to September 30, 2005 and prior to December 31, 2005, management instituted controls relating to the evaluation of reinsurance contracts as it relates to assessments. However, we will require more time to observe and test the operating effectiveness of the controls to ensure that the material weakness no longer exists.

PART III*

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION.
      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The information required by this item is hereby incorporated by reference to the table and related footnotes appearing in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement.
      * The Compensation Committee Report on Executive Compensation, the Audit Committee Report, and the Shareholder Return Performance Graph appearing in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K or in any other report, registration statement, or prospectus of the Registrant.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
      15(a)(1)The following financial statements of North Pointe Holdings Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed with this report:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
North Pointe Holdings Corporation and Subsidiaries
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of North Pointe Holdings Corporation and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Grand Rapids, Michigan
March 9, 2006

North Pointe Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands,
	except share data)
ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $100,337 and $76,965 in 2005 and 2004, respectively)	$98,018	$76,068
Common stocks, at fair value (cost of $8,681 and $8,371 in 2005 and 2004, respectively)	10,001	9,280
Other investments	553	—

Total investments	108,572	85,348

Cash and cash equivalents	34,119	29,678
Restricted cash	200	200
Accrued investment income	840	575
Premiums and agent balances receivable, net	21,324	17,419
Reinsurance recoverables on
Paid losses	11,470	8,214
Unpaid losses	65,989	36,544
Prepaid reinsurance premiums	7,424	5,551
Deferred policy acquisition costs	9,578	9,793
Deferred federal income taxes, net	5,843	5,865
Federal income tax recoverable	2,199	—
Fixed assets, net of accumulated depreciation	4,990	630
Prepaid expenses and other assets	2,488	3,863

Total assets	$275,036	$203,680

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

LIABILITIES
Unpaid losses and loss adjustment expenses	$117,778	$96,561
Unearned premiums	44,701	42,251
Debt	5,026	20,062
Amounts due to reinsurers	3,048	1,221
Accrued expenses and other liabilities	15,160	6,633
Premiums in advance	7,096	928
Federal income tax payable	—	1,332

Total liabilities	192,809	168,988

Commitments and Contingent Liabilities
Redeemable cumulative convertible preferred stock, no par value; 0 and 60,000 shares authorized in 2005 and 2004, respectively; 0 shares issued and outstanding in 2004	—	—

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 9,116,687 and 4,889,187 issued and outstanding in 2005 and 2004, respectively	50,233	5,880
Preferred stock, no par value; 5,000,000 and 0 shares authorized in 2005 and 2004, respectively; 0 shares issued and outstanding in 2005	—	—
Retained earnings	32,653	28,803
Accumulated other comprehensive (loss) income
Net unrealized (losses) gains on investments, net of deferred federal income tax benefit (expense) of $340 and ($3), respectively	(659)	9

Total shareholders’ equity	82,227	34,692

Total liabilities and shareholders’ equity	$275,036	$203,680

The accompanying notes are an integral part of these consolidated financial statements

North Pointe Holdings Corporation and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands, except share data)
Revenues
Direct premiums written	$111,483	$94,548	$88,036
Assumed premiums written	613	1,913	167

Gross premiums written	112,096	96,461	88,203
Premiums ceded	(24,963)	(15,968)	(11,979)

Net premiums written	87,133	80,493	76,224
Increase in unearned premiums	(2,397)	(3,536)	(7,484)

Net premiums earned	84,736	76,957	68,740
Investment income, net of investment expenses	4,003	2,377	2,174
Net realized capital (losses) gains	(168)	886	1,264
Fees and other income	1,903	2,222	2,047
Gains on sales of businesses	—	4,285	200

Total revenues	90,474	86,727	74,425

Expenses
Losses and loss adjustment expenses, net	44,003	41,503	33,141
Policy acquisition costs	21,779	18,687	17,409
Other underwriting and operating expenses	17,855	13,730	13,159
Interest expense	959	763	422

Total expenses	84,596	74,683	64,131

Income before federal income tax expense and extraordinary item	5,878	12,044	10,294
Federal income tax expense	2,028	3,516	3,725

Income before extraordinary item	3,850	8,528	6,569
Extraordinary item	—	2,905	—

Net income	$3,850	$11,433	$6,569

Earnings Per Share
Basic
Income before extraordinary item	$0.64	$1.50	$1.16
Extraordinary item	—	0.57	—

Net income	$0.64	$2.07	1.16

Diluted
Income before extraordinary item	$0.64	$1.46	$0.90
Extraordinary item	—	0.49	—

Net income	$0.64	$1.95	$0.90

Weighted average number of shares
Basic	6,014,050	5,052,171	5,503,893
Diluted	6,014,218	5,860,580	7,273,387
The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

	(Dollars in thousands)
Balances, December 31, 2002	$6,500	$13,594	$572	$20,666
Issuance of stock	150	—	—	150
Purchase and retirement of common stock	(465)	(465)	—	(930)
Preferred stock dividends	—	(160)	—	(160)
Comprehensive income
Net income	—	6,569	—	6,569
Unrealized losses on investments, net of deferred federal income tax benefit of $105	—	—	(202)	(202)

Total comprehensive income	—	—	—	6,367

Balances, December 31, 2003	$6,185	$19,538	$370	$26,093
Issuance of stock	95	—	—	95
Purchase and retirement of common stock	(400)	(1,200)	—	(1,600)
Purchase and retirement of preferred stock	—	(888)	—	(888)
Preferred stock dividends	—	(80)	—	(80)
Comprehensive income
Net income	—	11,433	—	11,433
Unrealized losses on investments, net of deferred federal income tax benefit of $187	—	—	(361)	(361)

Total comprehensive income	—	—	—	11,072

Balances, December 31, 2004	$5,880	$28,803	$9	$34,692
Issuance of stock	44,270	—	—	44,270
Stock-based employee compensation	83			83
Comprehensive income
Net income	—	3,850	—	3,850
Unrealized losses on investments, net of deferred federal income tax benefit of $343	—	—	(668)	(668)

Total comprehensive income	—	—	—	3,182

Balances, December 31, 2005	$50,233	$32,653	$(659)	$82,227

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities
Net income	$3,850	$11,433	$6,569
Adjustments to reconcile net income to cash provided by operating activities
Extraordinary item	—	(2,905)	—
Depreciation and amortization	642	510	251
Bad debt expense	(71)	—	(627)
Net loss (gain) on sales and other dispositions of investments	168	(886)	(1,264)
Net gains on sales of businesses	—	(4,285)	(200)
Stock compensation expense	82	—	—
Deferred federal income tax expense	365	976	1,371
Change in assets and liabilities
Restricted cash	—	1,116	302
Premiums and agents balances receivable, net	(3,834)	1,224	(384)
Accrued investment income	(265)	(96)	153
Reinsurance recoverable, net	(30,874)	(19,076)	3,187
Prepaid reinsurance premiums	(1,873)	(183)	1,230
Deferred policy acquisition costs	215	(2,620)	(847)
Prepaid expenses and other assets	1,451	(1,179)	(318)
Losses and loss adjustment expenses	21,217	12,360	(6,629)
Unearned premiums	2,450	3,719	6,254
Accrued expenses and other liabilities	8,664	(251)	(489)
Premiums in advance	6,168	282	(1,186)
Federal income tax (recoverable) payable	(3,531)	46	854

Net cash provided by operating activities	4,824	185	8,227

Cash flows from investing activities
Proceeds from maturities of debt securities	6,723	28,168	44,650
Proceeds from sales of debt securities	35,334	13,213	40,194
Proceeds from sales of equity securities	4,203	9,175	1,189
Proceeds from sale of subsidiary, net of $4,500 of cash and cash equivalents	—	—	700
Proceeds from sale of business	—	4,285	—
Purchase of debt securities	(66,368)	(42,621)	(85,361)
Purchase of equity securities	(4,164)	(10,765)	(27)
Purchase of other investments	(553)	—	—
Purchase of subsidiaries, net of cash acquired of $168 and $14,376 in 2005 and 2004, respectively	(1,386)	3,255	—
Purchase of fixed assets	(742)	(579)	(318)

Net cash (used in) provided by investing activities	(26,953)	4,131	1,027

Cash flows from financing activities
Proceeds from issuance of common stock, net	44,270	95	150
Purchase and retirement of common stock	—	(1,600)	(930)
Purchase and retirement of preferred stock	—	(2,888)	—
Proceeds from issuance of bank debt	38,014	22,059	11,570
Repayments of bank debt	(55,714)	(12,845)	(13,035)
Preferred dividends paid	—	(80)	(160)

Net cash provided by (used in) financing activities	26,570	4,741	(2,405)

Increase in cash and cash equivalents	4,441	9,057	6,849
Cash and cash equivalents
Beginning of year	29,678	20,621	13,772

End of year	$34,119	$29,678	$20,621

Supplemental cash flow information — cash paid during the year for
Interest	$1,074	$630	$445
Federal income taxes	5,194	2,493	1,500
Supplemental disclosure of noncash investing activities
Liabilities assumed in purchase of subsidiaries	2,663	8,135	—
The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business
      North Pointe Holdings Corporation (“North Pointe Holdings”) is an insurance holding company which wholly-owns North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”), Midfield Insurance Company (“Midfield”) and Alliance Surety Holdings, Inc. as of December 31, 2005; hereinafter collectively referred to as the “Company.”
      North Pointe Holdings was incorporated in July, 2001 to facilitate the acquisition of North Pointe Financial, Universal Fire & Casualty Insurance Company (“Universal Fire & Casualty”) and Alliance Surety Holdings, Inc. The acquisition, as well as the issuance of equity securities and a senior debt facility necessary for the acquisition, were effective June 26, 2002.
      North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe Insurance”), Home Pointe Managing General Agency, Inc. (Home Pointe MGA”), N.P. Premium Finance Company (“NP Premium”) and South Pointe Financial Services, Inc. (“South Pointe”). North Pointe Casualty was acquired in 2004. Home Pointe Insurance and Home Pointe MGA were created in 2005 specifically to write and service the Florida homeowners insurance business.
      North Pointe Insurance is a Michigan-domiciled property and casualty insurance company licensed by the State of Michigan Office of Financial and Insurance Services (“OFIS”). NP Premium is a Michigan-domiciled premium finance company, with customers located in several states within the Midwest, which finances premiums principally written by North Pointe Insurance.
      North Pointe Insurance principally writes liquor liability, general liability, property, commercial multi-peril and commercial automobile insurance for businesses such as restaurants, taverns, small grocery and convenience stores, bowling centers, automobile repair facilities, artisan contractors and other commercial accounts. Additionally, North Pointe Insurance provides commercial automobile liability and physical damage insurance coverage in the states of Ohio and Florida.
      North Pointe Insurance provided personal automobile liability and physical damage insurance coverage in the state of Michigan prior to the sale of the renewal rights of its personal automobile insurance business in October 2004. North Pointe Insurance also provided commercial automobile liability and physical damage insurance coverage in Illinois prior to April 2003 at which time North Pointe Insurance ceased writing that coverage in Illinois.
      North Pointe Casualty and Home Pointe Insurance are Florida-domiciled property and casualty insurance companies, licensed by the Florida Department of Financial Services (“FDFS”). North Pointe Casualty provides similar commercial insurance coverages as North Pointe Insurance primarily in Florida and other southeast states and wrote substantially all of the Company’s Florida homeowners insurance business in 2005. Home Pointe Insurance has the authority to write as an admitted carrier in Florida only.
      Midfield Insurance Company was formed in 2005 to serve as a captive reinsurer for certain of the Company’s gross premiums written in its other insurance subsidiaries and is domiciled in the District of Columbia. Midfield is licensed by the District of Columbia Department of Insurance, Securities and Banking (“DCDOI”).
      Universal Fire & Casualty is an Indiana-domiciled property and casualty insurance company licensed by the Indiana Department of Insurance (“IDOI”). Universal Fire & Casualty principally wrote homeowners, fire and other liability insurance in Indiana, Illinois and Missouri. Effective June 30, 2003, all of the business of Universal Fire & Casualty was transferred to North Pointe Insurance including all unpaid losses and all other assets and liabilities except for $5,000,000 of cash and investments. The Company sold 100% of the outstanding common stock of Universal Fire & Casualty on July 1, 2003 for $5,200,000. Universal Fire & Casualty was sold as an insurance company shell, including its cash, investments and licenses.
      South Pointe and Home Pointe MGA are managing general agents writing business in Florida solely for the Company.
      Alliance Surety Holdings is a holding company with no operations.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company offered insurance products in 34 and 20 states in 2005 and 2004, respectively. Gross premiums written in Florida, Michigan, Indiana and Illinois represented 67.2%, 17.4%, 4.3% and 3.3%, respectively, of total gross premiums written in 2005 and 41.7%, 38.6%, 6.3% and 4.7%, respectively, in 2004.
      The Company markets its insurance products through a network of approximately 1,650 independent agents. In 2005, the single largest agent wrote 4.3% of gross premiums written and the top five agents produced 13.5% of the gross premiums written. No other agent produced more than 1.4% of the gross premiums written in 2005.
Acquisition Activities

North Pointe Casualty
      On February 28, 2004, North Pointe Financial purchased all of the outstanding common shares of Queensway International Indemnity Company (“Queensway International”) for $11,000,000 in cash, funded through a combination of senior debt and available cash. Concurrent with this acquisition, Queensway International’s name was changed to North Pointe Casualty. Queensway International stopped writing business on December 31, 2000 and, upon acquisition, its only operations related to the run-off of its old business and its investment portfolio.
      North Pointe Casualty was acquired for its authorities to write in various states and it provided the Company with another insurance company in which to expand the new and existing insurance programs currently written by North Pointe Insurance.
      North Pointe Casualty was acquired for less than the aggregate fair value of its net assets, which resulted in the recognition of negative goodwill of $2,905,000. The negative goodwill was recognized as an extraordinary item.
      The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(Dollars in
thousands)

Cash and investments	$19,436
Reinsurance recoverables	1,939
Other assets	786

Total assets	22,161

Losses and loss adjustment expenses	7,882
Other liabilities	253

Total liabilities	8,135

Net assets acquired	14,026
Purchase price and acquisition expenses	11,121

Net assets in excess of purchase price — negative goodwill	$2,905

      Beginning February 28, 2004, the financial results of North Pointe Casualty have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
the consolidated results of operations of the Company for the year ended December 31, 2004, as if this acquisition occurred on January 1, 2004:

(Dollars in
thousands, except
per share data)

Total revenues	$86,761

Income before extraordinary item	$8,028

Net income	$10,933

Diluted income per common share before extraordinary item	$1.37

Diluted net income per common share	$1.87

Florida Homeowners Insurance Business
      On November 10, 2004, North Pointe Casualty entered into an agreement with the FDFS, in its capacity as receiver of American Superior Insurance Company (“American Superior”), pursuant to which North Pointe Casualty obtained the right to offer standard and non-standard homeowners insurance to approximately 50,000 former policyholders of American Superior in Florida whose coverage terminated effective January 2005. North Pointe Casualty paid the receiver $2 for each new policy issued to these former policyholders. North Pointe Casualty did not assume any liabilities of American Superior relating to these former policyholders or otherwise in connection with this transaction.

Northwestern Zodiac
      On August 18, 2005, North Pointe Financial completed the purchase of 100% of the ownership interests in Northwestern Zodiac Limited Partnership (“Northwestern Zodiac”) for $1,500,000 in cash. The Company incurred $53,000 in acquisition costs. As a result of the acquisition, Northwestern Zodiac ceased to exist as a separate entity, effectively being merged into North Pointe Financial. The results from Northwestern Zodiac’s operations were included in the Company’s financial results beginning on August 18, 2005.
      Northwestern Zodiac’s sole operating asset was real estate property in Southfield, Michigan composed of the office building and land leased to the Company. Northwestern Zodiac was purchased so the Company could own and manage that property. The Company’s Chief Executive Officer owned a minority interest in Northwestern Zodiac prior to the acquisition.
      The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(Dollars in
thousands)

Cash	$168
Prepaid expenses	76
Building and land	3,972

Total assets	4,216
Mortgage loan	2,663

Net assets acquired	1,553
Purchase price and acquisition costs	1,553

Net assets in excess of purchase price and acquisition costs	$—

      The fair value of net assets acquired exceeded the cost of Northwestern Zodiac by $428,000. This excess was allocated to the building and land, reducing the initial fair value of the building and land from $4,400,000 to $3,972,000.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Sales of Businesses
      On October 15, 2004, the Company sold its renewal policy rights relating to its non-standard personal automobile insurance line for an aggregate purchase price of $4,000,000 in cash. The Company will continue to be responsible for performing claims and other administrative services with respect to the run-off of non-standard automobile policies that were either expired or still in-force at the time the sale was completed. The Company recorded a gain of $4,000,000 in 2004 resulting from this sale.
      In September 2004, the Company sold the renewal rights of approximately 100 liquor liability policies for $285,000 (see Note 15). The Company recorded a gain of $285,000 in 2004 resulting from the sale.
      On July 1, 2003, the Company sold 100% of the outstanding common stock of Universal Fire & Casualty. The Company recorded a gain of $200,000 resulting from the sale.

2.	Public Offering and Use of Proceeds
      On September 28, 2005, the Company completed an initial public offering of 4,000,000 shares of common stock at $12.00 per share. On November 15, 2005, the Company issued another 225,000 shares at $12.00 per share resulting from the underwriters exercising the over-allotment option granted in connection with the initial public offering. There were no selling shareholders. Total proceeds to the Company amounted to $44,270,000, net of the underwriting discount of $3,549,000 and $2,881,000 of expenses related to the offering (See Note 11).
      The Company contributed $19,000,000 of the net proceeds from the offering to its insurance company subsidiaries. Of the remaining $25,270,000 in net proceeds, the Company used $22,585,000 to repay the senior debt facility, $2,400,000 was used to pay North Pointe Casualty in December 2005 to satisfy a federal income tax amount due North Pointe Casualty in accordance with our tax sharing agreement, and $285,000 was used for general corporate purposes. Of the $19,000,000 contributed to the Company’s insurance subsidiaries, $10,000,000 was contributed to North Pointe Insurance, $5,000,000 was contributed to North Pointe Casualty and $4,000,000 was contributed to Midfield.

3.	Summary of Significant Accounting Policies

Basis of Financial Presentation and Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated for consolidation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For the insurance subsidiaries, this presentation differs from the basis of accounting followed in reporting to insurance regulatory authorities.

Investments
      All of the Company’s securities have been classified as available-for-sale at December 31, 2005 and 2004. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of deferred taxes. The mortgage-backed and asset-backed portfolio investment income is recorded considering expected cash flows adjusted for changes in assumptions utilizing the retrospective method; prepayment assumptions are based on market expectations. Other investments is comprised of an investment in a limited partnership. The limited partnership is accounted for under the equity method.
      Realized gains and losses on sales of investments are determined on the basis of specific identification. Dividend and interest income are recognized when earned. Discounts or premiums on debt securities purchased at other than par value are amortized using the constant yield method.
      The fair values of investments represent quoted market values from published market sources.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company evaluates all investments with market values below cost or amortized cost, as appropriate, at the balance sheet date to determine if the investments are other than temporarily impaired. The determination of other than temporary impairment is based on analyses including, but not limited to, the following factors: market value less than amortized cost for a twelve month period; rating downgrade or other credit event; past due interest or principal payments; financial condition and near-term prospects of the issuer; any specific events which may influence the operations of the issuer; prospects for the issuer’s industry segment; general market conditions and prevailing interest rate changes; and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment in each reporting period. Investments which are deemed other than temporarily impaired are written down to their estimated fair value and the related losses are recognized as realized losses.

Cash and Cash Equivalents
      Cash equivalents include overnight interest-bearing deposits and short-term investments, which have an original maturity of three months or less at the time of purchase.

Restricted Cash
      Restricted cash represents cash and cash equivalents which are not subject to withdrawal without the permission of a third party. The Company’s restricted cash is substantially all cash and cash equivalent balances on deposit with various states’ insurance regulatory authorities required to maintain authority to write business within the respective states or for the benefit of fronting insurance carriers.

Premiums and Agents Balances Receivable
      The majority of the premiums written are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company establishes an allowance for doubtful accounts for its premiums and agents balances receivable based on specific credit exposures, prior experience and the days outstanding of the premiums and agents balances receivable. The premiums and agents balances receivable is net of an allowance of $200,000 and $271,000 as of December 31, 2005 and 2004, respectively.

Deferred Policy Acquisition Costs
      Commissions and other costs of acquiring insurance business that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs are limited to the amount recoverable from future earned premiums. Investment earnings are anticipated in determining the recoverability of such deferred amounts.

Property and Equipment
      Property and equipment is stated at cost, net of accumulated depreciation and is composed of real estate property, for the Company’s head office, office improvements and equipment. Depreciation is computed using a straight-line method over 39 years for the real estate property, using a straight-line method over 15 years for office improvements and fixtures and using an accelerated method over five years for equipment. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Accumulated depreciation for property and equipment was $715,000 and $360,000 as of December 31, 2005 and 2004, respectively.

Unpaid Losses and Loss Adjustment Expenses and Reinsurance Recoverables
      Unpaid losses and loss adjustment expenses (“LAE”) include an amount for reported losses and an amount for losses incurred but not reported. Incurred but not reported losses are determined using past experience of unreported losses. Reinsurance recoverables represent amounts currently due from reinsurers on paid losses and LAE and amounts recoverable from reinsurers on unpaid losses and LAE.
      Such unpaid losses and LAE, and related recoverables are necessarily based upon estimates, and while management believes that the amounts are adequate, the ultimate liability and recoverable may be more or

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
less than the amounts provided. The methods for making such estimates and for establishing the resulting reserves and recoverables are continually reviewed, and any adjustments are reflected in current operations.

Reinsurance
      Reinsurance premiums and losses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract. The Company records all reinsurance recoverables and prepaid reinsurance premiums as assets. Premiums ceded to other companies have been reported as a reduction of premium revenue. Reinsured losses incurred are reported as a reduction of loss and loss adjustment expenses on the accompanying consolidated statements of income. In the event of nonperformance by reinsurers, the Company remains primarily liable to its policyholders.

Stock-Based Compensation
      The Company uses the fair-value-based measurement method to account for all stock-based employee compensation plans in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(revised 2004), “Share-Based Payment” (“SFAS 123R”). For stock options and restricted stock, the Company recognizes compensation expense equal to the fair value of the options or restricted stock on the grant date. The compensation expense, net of deferred taxes, is recognized on a straight-line basis over the vesting period, adjusted for an estimated forfeiture rate. SFAS 123R is effective for public companies for annual periods that begin after June 15, 2005. The Company early adopted the provisions of SFAS 123R.

Revenue Recognition
      Premiums, net of reinsurance, are earned and recognized as revenue ratably over the periods of the policies. Unearned premium reserves represent the portion of premiums written applicable to the unexpired terms of policies in-force, and are computed on the monthly pro rata basis.
      Premium deficiency reserves are required for the amount of the anticipated losses, loss adjustment expenses, commissions and other acquisition costs and maintenance costs that have not previously been expensed that are in excess of the recorded unearned premium reserve on existing policies and anticipated investment income.
      Policy fees, installment fees and other service fees are earned over the life of the related policies.
      Premium finance interest and charges are recognized over the contract term under the interest method.

Segment Reporting
      The Company manages its operations through three reportable segments: commercial insurance lines, personal insurance lines and administrative services. Segment operations are addressed in Note 20.

Federal Income Taxes
      The Company files a consolidated federal income tax return with its subsidiaries. Subsidiaries, as they are acquired, are included in the Company’s consolidated federal income tax return beginning on the date of acquisition.
      The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases based on enacted laws and statutory tax rates.

Earnings Per Share
      Basic earnings per share is based on the weighted average number of common shares outstanding during the year, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock compensation awards, redeemable convertible preferred stock provisions or outstanding warrants, as applicable.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Use of Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.
      Certain significant accounts which are dependent upon management’s estimates include the liability for unpaid losses and loss adjustment expenses, deferred federal income taxes and reinsurance recoverables.

4.	Investments
      The cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments at December 31, 2005 and 2004, are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
December 31, 2005
U.S. government and agency securities	$21,113	$7	$448	$20,672
Foreign government securities	575	—	14	561
Corporate bonds	32,366	3	860	31,509
Mortgage-backed securities	33,735	10	898	32,847
Asset-backed securities	12,548	18	137	12,429

Total debt securities	100,337	38	2,357	98,018
Common stocks	8,681	1,464	144	10,001

Total	$109,018	$1,502	$2,501	$108,019

December 31, 2004
U.S. government and agency securities	$33,479	$7	$340	$33,146
Corporate bonds	20,043	13	261	19,795
Mortgage-backed securities	23,443	38	354	23,127

Total debt securities	76,965	58	955	76,068
Common stocks	8,371	970	61	9,280

Total	$85,336	$1,028	$1,016	$85,348

      Change in net unrealized gains (losses) on investments for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

	(Dollars in thousands)
Net unrealized gains at beginning of year	$9	$370	$572
Increase in net unrealized gains (losses):
Debt securities	(1,422)	(593)	(1,313)
Preferred stock	—	9	(24)
Common stock	411	36	1,030
Net decrease in deferred federal income tax expense	343	187	105

Decrease in net unrealized gains, net of deferred taxes	(668)	(361)	(202)

Net unrealized (losses) gains at end of year	$(659)	$9	$370

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table provide the fair value and gross unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 and 2004. No impaired investments were written down in 2005 or 2004.

	Less than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
December 31, 2005
U.S. government and agency securities	$11,858	$198	$7,221	$250	$19,079	$448
Foreign government securities	306	5	255	9	561	14
Corporate bonds	18,543	413	11,816	447	30,359	860
Mortgage-backed securities	19,911	381	12,384	517	32,295	898
Asset-backed securities	11,306	137	—	—	11,306	137

Total debt securities	$61,924	$1,134	$31,676	$1,223	$93,600	$2,357

Equity securities	$1,583	$94	$225	$50	$1,808	$144

December 31, 2004
U.S. government and agency securities	$22,970	$274	$2,935	$66	$25,905	$340
Corporate bonds	31,694	184	1,920	77	33,614	261
Mortgage-backed securities	14,141	253	5,086	101	19,227	354

Total debt securities	$68,805	$711	$9,941	$244	$78,746	$955

Equity securities	$940	$51	$118	$10	$1,058	$61

      At December 31, 2005, the Company had 550 debt securities and 33 equity securities that were in an unrealized loss position deemed to be temporarily impaired. The debt securities all had unrealized losses of less than 6% except for five securities with a combined fair value of approximately $2,175,000, none of which had an unrealized loss greater than 8%. The equity securities all had unrealized losses of less than 12% except for nine securities with a combined fair value of $384,000. Of this amount, only two equities had unrealized losses that exceeded 20% resulting in a combined fair value of $62,000. Ninety-nine of the debt securities and five of the equity securities have had unrealized losses for longer than one year.
      At December 31, 2004, the Company had 144 debt securities and 20 equity securities that were in an unrealized loss position deemed to be temporarily impaired. The debt securities all had unrealized losses of less than 4% except for one security with a fair value of approximately $122,000, which had an unrealized loss of 7%. The equity securities all had unrealized losses of less than 8% except for three securities with a combined fair value of $170,000 and combined unrealized losses of 13%. Nine of the debt securities and one of the equity securities have had unrealized losses for longer than one year.
      Positive evidence considered in reaching the Company’s conclusion that the investments with unrealized loss positions are not other-than-temporarily impaired, at December 31, 2005 and 2004, consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 4) the Company also determined that the changes in market value of the debt securities were considered normal in relation to overall fluctuations in interest rates.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)
Due within one year	$1,299	$1,239
Due after one year through five years	33,903	33,056
Due after five years through ten years	17,919	17,534
Due after ten years	933	913
Mortgage-backed securities	33,735	32,847
Asset-backed securities	12,548	12,429

	$100,337	$98,018

      Net investment income for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

	(Dollars in thousands)
Interest income from
Debt securities	$3,808	$2,159	$2,212
Cash and cash equivalents	605	353	195
Dividends from
Preferred stocks	—	88	104
Common stocks	152	207	92

	4,565	2,807	2,603
Less: Investment expenses	562	430	429

Net investment income	$4,003	$2,377	$2,174

      Gross proceeds from securities sold at the discretion of the Company and the related gross gains or gross losses for the years ended December 31, 2005, 2004 and 2003 are presented in the following table.

	2005	2004	2003

	(Dollars in thousands)
Proceeds from discretionary sales of debt securities	$35,334	$13,213	$40,194
Related realized gains	115	50	1,127
Related realized losses	619	84	—
Proceeds from discretionary sales of equity securities	4,203	9,175	1,189
Related realized gains	571	1,142	104
Related realized losses	223	287	15
      At December 31, 2005 and 2004, a combination of cash and securities with carrying values of $9,661,000 and $4,887,000, respectively, were on deposit with banks as security for reinsurance arrangements and for regulatory compliance, which includes $200,000 of restricted cash in both years.

5.	Fair Value of Financial Instruments
      Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the fair value information about their financial instruments. This standard excludes certain insurance related financial assets and liabilities and all non-financial instruments from its disclosure requirements.
      Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable and accrued interest, their carrying value approximates their estimated fair value. Since debt and equity securities are recorded in the financial statements at their estimated fair values as securities available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, their carrying value is their

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
estimated fair value. In addition, the senior debt and lines of credit bear variable rate interest, so their carrying value approximates their fair value and the mortgage obligation carrying value approximates fair value based on the present value of future cash flows.

6.	Deferred Policy Acquisition Costs
      Changes in deferred policy acquisition costs for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$9,793	$7,173	$6,326
Additions	21,282	21,307	18,256
Amortizations	(21,497)	(18,687)	(17,409)

Balance, end of period	$9,578	$9,793	$7,173

7.	Liability for Unpaid Losses and LAE
      The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$96,561	$76,319	$82,949

Liability for losses and LAE acquired	—	9,080	—
Less: Reinsurance recoverables	36,544	22,681	28,446
Reinsurance recoverables acquired	—	3,008	—

Net balance	60,017	59,710	54,503
Incurred related to
Current year	49,438	47,495	38,569
Prior years	(5,435)	(5,992)	(5,428)

Total incurred	44,003	41,503	33,141

Paid related to
Current year	23,947	21,393	13,527
Prior years	22,329	19,803	20,479

Total paid	46,276	41,196	34,006

Net balance, end of period	57,744	60,017	53,638
Plus: Reinsurance recoverables, excluding Citizens assessment(1)	60,034	36,544	22,681

Balance, end of period	$117,778	$96,561	$76,319

(1)	Reinsurance recoverables excludes a $5,955,000 recoverable attributable to the liability established for the anticipated Citizens’ assessment (see Note 14). The liability for the Citizens’ assessment is not included in unpaid losses and loss adjustment expenses, therefore the related recoverable from reinsurers is also excluded.
      Management believes the estimate of the ultimate liability for losses and LAE at December 31, 2005 is reasonable and reflective of the anticipated ultimate experience. However, due to the uncertainty inherent in estimating such liabilities it is reasonably possible that the ultimate settlement of the losses and the related

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements.
      The $5,435,000 favorable development in 2005 was primarily attributable to $2,080,000 of redundancies from the restaurant, bar and tavern (“RBT”) and bowling center lines of business primarily attributable to the 2002, 2003 and 2004 accident years, $848,000 from the commercial multi-peril coverages in the Florida small business line, primarily attributable to the 2001, 2003 and 2004 accident years, $1,290,000 from the personal automobile line, primarily attributable to the 2001, 2002 and 2003 accident years and $682,000 from the Midwest homeowners line, primarily attributable to the 2003 and 2004 accident years.
      The $5,992,000 favorable development in 2004 was primarily attributable to three lines of business. Due to positive claims settlements, as well as favorable open claim developments, the run-off reserves acquired as part of the North Pointe Casualty acquisition generated $2,526,000 of the redundancy. North Pointe Casualty’s run-off reserves relate to business written prior to January 1, 2001. The commercial automobile line generated another $1,948,000 of the redundancy mostly attributable to the 1999 through 2003 accident years, weighted more heavily toward the more current years. The RBT and bowling center lines of business generated $1,006,000 of redundancies in 2004 primarily attributable to the 2000 through 2003 accident years.
      The $5,428,000 favorable development in 2003 was primarily attributable to a $3,081,000 redundancy in the RBT and bowling center lines of business and a $1,890,000 redundancy in the commercial automobile line of business. These redundancies are primarily from the 1999 through 2003 accident years.
      The Company establishes reserves based on actuarial methodologies which utilize a combination of Company historical loss data and industry loss data. The weighting of the data utilized depends on the volume and amount of historical data the Company has available for each particular line of business. The redundancies that have arisen are generally attributable to the utilization of industry data with reported loss experience that was higher than the Company’s ultimate loss development. The more significant redundancies are primarily attributable to the liability coverages and require two to four years to develop sufficiently before actuarially sound methodologies will permit the Company to apply substantially its own loss experience to the reserve calculation.

8.	Reinsurance
      Substantially all of the Company’s reinsurance agreements are excess of loss programs. In 2005, the Company’s retentions were $250,000 in commercial and Midwest homeowners lines of business and $500,000 in the Florida homeowners line of business. Retentions in the commercial lines and Midwest homeowners lines of business in 2004 and 2003 were $200,000. In general, the limits on the primary multi-line reinsurance agreement coincide with limits offered under the Company’s insurance programs which did not exceed $1,000,000 in 2005, 2004 and 2003. The Company obtains additional reinsurance on a policy by policy basis for coverage limits that exceed the primary reinsurance treaty’s limits. The Company carried no reinsurance on its commercial and personal automobile physical damage coverages.
      For the years ended December 31, 2005, 2004 and 2003, the Company carried catastrophe reinsurance coverage to cover losses up to $60,000,000, $35,000,000 and $19,000,000, respectively, subject to retentions of $3,000,000, $2,000,000 and $2,000,000, respectively, for the commercial, Midwest homeowners and personal automobile lines of business. The Company is also subject to a 1.25% participation for losses between $10,000,000 and $26,000,000 and a 2.5% participation for losses between $50,000,000 and $60,000,000, in its catastrophe reinsurance contract expiring June 30, 2006. For the catastrophe reinsurance contracts in 2005, 2004 and 2003, Company was also subject to various participation percentages within certain layers of reinsurance. For the same periods the Company also carried clash reinsurance coverage equal to $4,000,000, subject to retentions of $1,000,000. The Company carried separate catastrophe reinsurance coverage for the Florida homeowners line of business with a limit of $139,000,000, subject to a retention of $3,000,000 and a 1.25% participation in losses between $64,000,000 and $104,000,000, in 2005. These reinsurance arrangements help to reduce the Company’s losses arising from large risks or from hazards of an unusual nature.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company experienced one event subject to the catastrophe reinsurance contracts from Hurricane Wilma that hit Florida in 2005 and three events subject to the catastrophe reinsurance contracts from hurricanes that hit Florida in 2004. The initial catastrophic reinsurance agreement provided for an automatic reinstatement after the first event. After the second event, the Company entered into a new catastrophic reinsurance agreement in September 2004 to provide catastrophic reinsurance coverage for the remainder of the July 1, 2004 to June 30, 2005 catastrophic reinsurance policy period. This second catastrophic reinsurance policy also had one automatic reinstatement following its first event (representing the Company’s third event for that period). Both the Company and the reinsurer are obligated to participate in an automatic reinstatement.
      There were no reinsurance coverage limits on the personal automobile personal injury protection coverage which was reinsured by the Michigan Catastrophic Claims Association (“MCCA”). This reinsurance indemnifies its members for personal injury protection losses exceeding specified limits. The MCCA must provide this reinsurance and North Pointe Insurance, like all insurance companies that write automobile insurance in Michigan, must accept and pay for this reinsurance.
      Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholders, the insurance company that assumes the coverage, assumes the related liability.
      Management believes that all amounts due from reinsurers as of December 31, 2005 and 2004 are recoverable. This determination is based on the financial strength of the Company’s reinsurers, mitigating credit risk, and the Company’s past experience with reinsurers’ audits which historically have not produced significant adjustments to reinsurance recoverables. As of December 31, 2005, the Company had no significant disputes with its reinsurers.
      The following table represents the effect of such reinsurance transactions on premiums and loss and LAE:

	Direct	Assumed	Ceded	Net

	(Dollars in thousands)
2005
Premiums written	$111,483	$613	$24,963	$87,133
Premiums earned	108,358	1,288	24,910	84,736
Losses and LAE incurred	101,485	(735)	56,747	44,003
Losses and LAE reserves	115,059	2,719	60,034	57,744
Unearned premium reserves	44,679	22	7,424	37,277
2004
Premiums written	$94,548	$1,913	$15,968	$80,493
Premiums earned	91,094	1,648	15,785	76,957
Losses and LAE incurred	72,518	(666)	30,349	41,503
Losses and LAE reserves	92,103	4,458	36,544	60,017
Unearned premium reserves	41,553	698	5,551	36,700
2003
Premiums written	$88,036	$167	$11,979	$76,224
Premiums earned	80,009	1,939	13,208	68,740
Losses and LAE incurred	34,573	496	1,928	33,141
Losses and LAE reserves	72,610	3,709	22,681	53,638
Unearned premium reserves	38,099	433	5,368	33,164

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Amounts due from reinsurers, including those related to losses and LAE and prepaid reinsurance premiums, for which the Company is contingently liable, consist of the following as of December 31:

	2005	2004

	(Dollars in thousands)
Paid losses and LAE	$11,470	$8,214
Unpaid losses and LAE	60,034	36,544
Citizens’ assessment	5,955	—
Prepaid reinsurance premiums	7,424	5,551

Amounts due from reinsurers	$84,883	$50,309

      The Company had reinsurance recoverables from the following reinsurers as of December 31.

	2005	2004

	(Dollars in thousands)
Swiss Reinsurance American Corporation	$16,779	10,621
MCCA	11,196	8,635
Florida Hurricane Catastrophe Fund	7,210	—
QBE Reinsurance Corporation	5,458	3,985
Folksamerica Reinsurance Company	4,353	4,666
General Reinsurance Corporation	3,533	4,358
Lloyds Syndicate 2001 AML	3,396	1,230
Platinum Reinsurance Company	2,672	3,144
Hannover Re Ltd	2,579	700
XL Reinsurance American, Inc	2,533	1,659
Rosemont Reinsurance Ltd	2,221	—
Axis Specialty Insurance Company	2,189	—
Everest Reinsurance Company	2,100	2,487
Shelter Mutual Insurance Company	1,864	882
Lloyds Syndicate 2010 MMX	1,782	1,246
Ace Tempest Reinsurance Ltd	1,294	—
Catlin Insurance Company	1,293	—
Transatlantic Reinsurance Company	1,206	6
PXRE Reinsurance Company	1,171	2,261
Other	10,054	4,429

	$84,883	$50,309

9.	Federal Income Tax
      The Company files a consolidated federal income tax return with its subsidiaries. The provision for income taxes consists of the following:

	2005	2004	2003

	(Dollars in thousands)
Current tax expense	$1,663	$2,540	$2,354
Deferred tax expense (benefit) relating to NOL carryforwards	401	176	1,812
Other deferred tax balances	(36)	824	981
Change in valuation allowance	—	(24)	(1,422)

Total provision for income tax	$2,028	$3,516	$3,725

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The effective tax rate of 34.6%, 29.2% and 36.2% for the years ended December 31, 2005, 2004 and 2003, respectively, is different than the amount computed at the statutory federal rate of 34.0%. The reasons for such differences and the related tax effects are as follows:

	2005	2004	2003

	(Dollars in thousands)
Tax provision at statutory rate 34.0%	$1,999	$4,095	$3,500
Tax effect of
Dividend received deduction	(30)	(61)	(39)
Adjustment of acquired NOLs	262	(249)	204
Provision to return variance	(284)	(300)	—
Other, net	81	31	60

	$2,028	$3,516	$3,725

      The extraordinary item of $2,905,000 reported in income for the year ended December 31, 2004, was attributable to the recognition of negative goodwill, which was not taxable for federal income tax purposes.
      The components of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004

	(Dollars in thousands)
Deferred federal income tax assets
Losses and loss adjustment expenses	$2,445	$2,496
Unearned premiums	2,659	2,531
Net operating loss carryforwards	2,629	3,293
Premiums receivable	85	109
Lease obligation	165	211
Intangible asset	340	374
Net unrealized losses on investments	340	—
Citizens’ assessment	186	—
Other	389	256

Total deferred tax assets	9,238	9,270

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,257	3,329
Net unrealized gains on investments	—	3
Other	138	73
Total deferred tax liabilities	3,395	3,405

Net deferred federal income tax assets	$5,843	$5,865

      At December 31, 2005, the Company had net operating loss (NOL) carryforwards of $7,734,000 available to offset future taxable income. These NOL carryforwards are limited by federal tax regulations to offset taxable income by $1,053,000 in 2006 and $960,000 annually, thereafter.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table presents the origination and expiration year of the unrealized NOL carryforwards as of December 31, 2005:

	Year	Year of
NOL Carryforwards	Originated	Expiration

(Dollars in thousands)
$94	1996	2010
264	1997	2011
2,291	1999	2018
1,392	2000	2019
3,693	2001	2020

$7,734

10.	Shareholders’ Equity

Common Stock
      On September 28, 2005, the Company completed an initial public offering of 4,000,000 shares of common stock at $12.00 per share. On November 15, 2005, the Company issued another 225,000 shares at $12.00 per share resulting from the underwriters exercising the over-allotment option granted in connection with the initial public offering. There were no selling shareholders. Total proceeds to the Company amounted to $44,270,000, net of the underwriting discount of $3,549,000 and $2,881,000 of expenses related to the offering.
      An 8.49-for-one common stock split was completed prior to the initial public offering in 2005. All common share data disclosures reflect the stock split. Also, in conjunction with the initial public offering the Company filed amended and restated articles of incorporation which increased the authorized common shares from 10,000,000 to 50,000,000.
      On September 28, 2005, the Company granted a restricted stock award to an executive amounting to 2,500 shares and amounting to $30,000.
      On June 30, 2004, the Company repurchased all of the common shares (339,600 shares) owned by the preferred shareholder for $1,600,000 in conjunction with the buy back of the preferred stock as discussed below. The Company paid a total of $4,488,000 for the common and preferred stock held by the preferred shareholder and allocated the purchase price based on the estimated fair value of the common stock with the residual value allocated to the preferred stock.
      On March 31, 2004, the Company sold 20,172 shares of newly issued common stock for $95,000.
      In September 2003, the Company purchased and retired 394,785 shares of common stock for $930,000.
      On January 1, 2003, the Company sold 84,900 shares of newly issued common stock for $150,000.

Preferred Stock
      On September 23, 2005, in conjunction with the initial public offering, the Company filed its second amended and restated articles of incorporation, which retired its authorized but unissued redeemable cumulative convertible preferred stock and authorized 5,000,000 of a new class of preferred stock with no par value. The newly authorized preferred stock currently does not have any defined preferences or rights. There were no preferred shares issued or outstanding at December 31, 2005.
      On June 30, 2004, the Company repurchased 100% of the outstanding cumulative convertible preferred shares for $2,888,000. All rights of the preferred shares, including any conversion provisions or warrants issued in connection with the preferred, were rescinded as of June 30, 2004. The price and terms for the repurchase of the preferred shares (and common shares held by the preferred shareholder) were negotiated with the shareholder as the redemption provisions of the shares were not exercisable until June 12, 2005.
      During 2004 and 2003, preferred stock dividends amounting to $80,000 and $160,000, respectively, were paid in cash.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Prior to the repurchase, the redeemable, cumulative, convertible preferred shares had the following rights:
      Redemption Rights — The Company had the option to redeem all (but not less than all) of the preferred shares within a two-year period, between June 12, 2005 and June 12, 2007. To redeem the stock, the Company would pay an amount that would generate a total annual return to the preferred shareholders of 22% from June 12, 2002 to the day of redemption, not including the return from dividends if the dividends were paid in cash when due. To the extent dividends were not paid in cash, a total annual return of 30% (including returns from dividends paid in cash) was required.
      Conversion Rights — The preferred shares could be converted into common shares at the option of the preferred shareholder any time after June 12, 2007. The equity ownership that results from the conversion of preferred shares into common shares is determined by dividing the $2,000,000 of initial preferred share equity by the aggregate equity of common and preferred stock value and multiplying that result by 85%.
      Liquidation Rights — Preferred shares had certain liquidation rights in the event of liquidation of the Company, sale of substantially all of its assets or public offerings which would follow the same cash redemption calculations noted above. Additionally, there were automatic conversion rights in the event of a public offering, which would follow the conversion formula noted above.
      Other Preferred Share Requirements — Common share dividends were prohibited as long as there were outstanding preferred shares. Preferred shareholders had the right to require the Company to sell all of its capital stock or otherwise liquidate the Company if the preferred shares had not been redeemed by June 25, 2007.
      Warrants — In conjunction with the issuance of the preferred shares, the preferred shareholders also received warrants to purchase common shares. The warrants gave the holders the right to buy sufficient shares of common stock to hold a four percent (4%) ownership interest in the Company. The exercise price was $0.001 per common share and the warrant could be exercised, only in whole, at any time from the date issued until a Change in Control, as defined, had occurred.

11.	Stock — Based Compensation

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
      The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model and employing the following assumptions:

Fair value of the underlying common stock	$12.00/share
Weighted average life of options	5.00 years
Risk-free interest rate	4.13%
Dividend yield	0.00%
Weighted average volatility assumption	30.20%
      As of December 31, 2005, the Company recognized $81,000 of compensation expense and $28,000 of associated deferred tax benefit, related to the vesting of stock options. A total of $1,466,000 of compensation expense for unvested options will be recognized on a straight-line basis over the remainder of the five-year vesting period, which assumes an estimated annual forfeiture rate of 2.2%.
      No stock options were awarded prior to September 28, 2005 and no options had expired, or had been forfeited or exercised as of December 31, 2005. Upon the exercise of an option award, the Company would expect to issue new shares to satisfy its obligation to deliver such shares.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock
      On September 28, 2005, the Company awarded one employee 2,500 shares of restricted stock, having a market value of $12.00 per share. The vesting requirements relating to this restricted stock grant are the same as those applicable to the stock options granted on the same date. No restricted stock was awarded prior to September 28, 2005. In 2005, the Company recognized $2,000 of compensation expense related to the restricted stock. A total of $28,000 of compensation expense for unvested restricted stock will be recognized on a straight-line basis over the remainder of the five-year vesting period.

12.	Debt

Senior Credit Facility
      As of December 31, 2005, the Company was party to a $7,000,000 revolving credit note (the “Facility”) with Comerica Bank, Fifth Third Bank and JPMorgan Chase Bank, N.A., which was originally entered into on January 26, 2002 and has subsequently been amended on several occasions. Prior to the initial public offering, the credit facility also included a $17,000,000 five-year term note. On September 28, 2005, the Company paid off all of the term note and revolving credit note utilizing $22,585,000 of the net proceeds from the initial public offering. However, the revolving credit note remained available for future borrowings, maturing on July 1, 2006, and had an outstanding balance of $2,400,000, as of December 31, 2005. The revolving credit balance was completely paid down in January 2006. The Company had $4,600,000 available under the revolving credit note as of December 31, 2005.
      The credit facility provides various interest rate options, and the rate is currently based on the prime rate of Comerica Bank. This rate was 7.0% and 5.25% as of December 31, 2005 and December 31, 2004, respectively.
      The credit facility required quarterly principal payments of $850,000 on the term note and quarterly interest payments on both the term note and the revolving credit note.
      The senior credit facility is collateralized by substantially all of our assets, including the stock of the non-insurance company subsidiaries (but excluding the stock of the insurance company subsidiaries).
      The credit facility requires that the Company comply with various financial and other covenants, including requirements to maintain an A.M. Best rating of no less than “B+” for each of the insurance company subsidiaries, that there shall be no more than four Insurance Regulatory Information System (“IRIS”) calculations that result in unusual values at each fiscal year end, and to maintain the following financial ratios for each insurance company subsidiary:

•	adjusted capital and surplus in excess of 215% of authorized control level risk-based capital as of each fiscal year end; and

•	a ratio of net premiums written to statutory capital and surplus of not more than 2.50 to 1.0 and a ratio of gross premiums written to statutory surplus of not more than 3.0 to 1.0.
      In addition, the senior credit facility contains negative covenants restricting, among other things, mergers or consolidations, dispositions of assets, the stock or asset acquisition of another entity or the declaration or payment of any dividends. As of December 31, 2005 and 2004, the Company was in compliance with all of the covenants under the senior credit facility except for maintaining an A.M. Best rating of no less than “B+” for each of the insurance company subsidiaries. The two recently-formed insurance companies, Home Pointe Insurance and Midfield, were not yet rated by A.M. Best, as of December 31, 2005. The Company consequently requested and received a waiver of the breach of this covenant from the senior lenders effective December 31, 2005.

Mortgage Debt Obligation
      On August 18, 2005, North Pointe Financial completed its acquisition of Northwestern Zodiac and, as a result, assumed the mortgage on the office building in Southfield, Michigan utilized by the Company. The mortgage loan terms include monthly principal and interest payments of $22,000 and a balloon payment of

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
$1,899,000 due in June 2011. As of December 31, 2005, the mortgage debt obligation had an outstanding balance of $2,626,000.
      Maturities of outstanding debt at December 31, 2005 are as follows:

Year	Amount

(Dollars in thousands)
2006	$2,515
2007	122
2008	130
2009	138
2010 and thereafter	2,121

Total debt	$5,026

13.	Commitments and Contingent Liabilities
      The Company occupies office space in Illinois and Florida under noncancelable operating leases with independent landlords. At December 31, 2005, future minimum lease payments were as follows:

	Minimum	Minimum
	Lease	Sublease	Net Future
Year Ended	Commitments	Revenue	Commitments

	(Dollars in thousands)
2006	$714	$(232)	$482
2007	730	(244)	486
2008	682	(251)	431
2009	413	(174)	239

	$2,539	$(901)	$1,638

      Lease expense was $663,000, $1,226,000, and $990,000 in 2005, 2004, and 2003, respectively. Sublease rental income was $224,000, $197,000 and $109,000 in 2005, 2004 and 2003, respectively.
      The Company invested $500,000 in a limited partnership in November 2005 which is recorded as an other investment. The Company committed to invest up to an additional $2,500,000 in this limited partnership, which the Company may be required to fund through June 2010.

14.	Guaranty Funds and State Assessments
      The Company’s insurance subsidiaries participate in the guaranty associations of the various states in which they write insurance business. Guaranty fund assessments are accrued at the time of insolvencies. The Company accrues for these costs when they can be reasonably estimated by management based upon the current information available. As of December 31, 2005 and 2004, the Company recorded a liability for potential guaranty fund assessments of $6,478,000 (including a $6,393,000 liability attributable to the Citizens’ assessment, discussed below) and $384,000, respectively. The Company incurred expenses related to guaranty fund assessments of $953,000 (including $816,000 of expenses attributable to the Citizens’ assessment, discussed below), $387,000 and $569,000 in 2005, 2004, and 2003, respectively.
      The Company’s insurance subsidiaries are also subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments to insurance companies that write business in Florida to cover deficits particularly in the event of significant hurricane losses.
      In August 2005, the Company was assessed $2.1 million in order to fund a reported $515 million deficit related to the 2004 hurricanes. After reinsurance, the Company expensed its retention of $131,000 plus $78,000 of reinstatement charges, in 2005.
      Citizens is experiencing a further deficit approximating $1.4 billion as a result of 2005 hurricane losses as well as adverse development from 2004 hurricane losses. In anticipation of an assessment from Citizens, the

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Company accrued a liability of $6,393,000 and a $5,955,000 reinsurance recoverable, as of December 31, 2005. The Company expensed its retention of $437,000 plus $170,000 of reinstatement charges, in 2005.
      Citizens’ aggregate loss may be modified because of the difficulty of estimating ultimate hurricane losses. In addition, the Florida legislature may provide that existing or future Citizens’ deficits be recovered through means other than assessments to insurers. The anticipated assessment is expected to be imposed and paid in 2006. Citizens made no assessments prior to 2005.
      Florida regulation provides for insurance companies to recoup the assessment through a surcharge to policyholders after an assessment has been imposed and paid. To the extent reinsurers cover the assessment, they shall be reimbursed from surcharges collected by the Company.

15.	Related Party Transactions
      An independent claims adjusting company, wholly owned by a director of North Pointe Insurance and North Pointe Financial, and who is also the father of the Vice President of Claims, provides claims services to the Company. Total fees for these services, which are included in the loss adjustment expenses, were $150,000, $60,000, and $183,000 in 2005, 2004 and 2003, respectively.
      In September 2004, the Company sold the renewal rights of approximately 100 liquor liability policies to an insurance company for which the Company has a management services agreement providing all of the accounting, premium collections and claims adjusting and processing. The Company recorded revenues from management services provided to that insurance company of $62,500, $60,000, and $57,500 in 2005, 2004, and 2003, respectively. The Chief Executive Officer and Chief Operating Officer of the Company hold minority ownership interests in that insurance company. The sales price for the renewal rights was $285,000 which the Company recorded as a gain on sale of business in 2004. The Company and the buyer also entered into a mutual non-compete agreement.
      A director of the Company’s board and minority shareholder of the Company was paid $5,000 per month for monitoring and evaluating the investments of, and investment advisory services provided to the Company. The Company expensed $10,000, $60,000, and $60,000 in 2005, 2004, and 2003, respectively, for this service. The service was terminated in February 2005. This individual was paid $5,000 per month, beginning in October 2005, to assist the Company’s management in reviewing, evaluating and structuring possible future acquisitions. The Company expensed $15,000 in 2005 for this service.
      The Chief Executive Officer and the Chief Operating Officer were paid $33,000 and $5,000 per quarter, respectively, for their guarantees on the senior debt. The Company expensed $113,000, $151,000, and $151,000 in 2005, 2004, and 2003, respectively, as compensation for the guarantees. In September 2005, the guarantees were terminated in conjunction with amended senior debt agreements eliminating the requirement for such guarantees.
      The Chief Executive Officer owned a minority interest in Northwestern Zodiac, a partnership that owned the Southfield, Michigan office building, occupied by the Company. Lease expense of $486,000, $729,000, and $707,000 in 2005, 2004, and 2003, respectively, was attributable to this building. A company wholly owned by the Chief Operating Officer managed the building. Total fees for these services were $27,000, $35,000, and $35,000 in 2005, 2004, and 2003, respectively. In August 2005, the lease and management agreements were terminated when the Company acquired Northwestern Zodiac (see Note 1).
      Prior to the buy back of the redeemable cumulative convertible preferred stock, the sole preferred shareholder was engaged by the Company under a consulting services agreement to provide various corporate management and financial consulting services. The preferred shareholder was paid $6,000 per month for such services. The Company expensed $38,000 and $75,000 for these services in 2004 and 2003, respectively. The agreement was terminated in conjunction with the buy-back of the preferred stock, in June 2004.
      One of the directors of the Company is a shareholder, vice president and director of a law firm that provides legal services to the Company. The Company incurred legal expenses of $9,000, $5,000, and $7,000 in 2005, 2004, and 2003, respectively, for such services.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The son of a director of North Pointe Insurance and North Pointe Financial, who is also the brother of the Vice President of Claims, provides consulting services on a project basis, including the management of the internal controls process, complex high value claims work and other projects as they arise. The consulting services agreement provides for a monthly retainer of $20,000. The Company incurred consulting expenses of $240,000, $60,000 and $0 in 2005, 2004 and 2003, respectively, for such services.
      On March 31, 2004, the Company sold 376 shares of common stock for $15,000 to the Vice President of Claims. On January 1, 2003, the Company sold 10,000 shares of common stock for $150,000 to the Vice President of Finance. In both cases, management has determined that the stock was sold at fair value resulting in no charge to employee compensation expense.

16.	401(k) Profit Sharing Plan
      The Company and its subsidiaries sponsor a contributory 401(k) profit-sharing plan. All employees of the Company and its subsidiaries who have completed six months of service and attained the age of 19 are eligible for participation in the plan. Company contributions, other than matching employee contributions up to 4 percent of compensation, are discretionary. Company contributions, including matching contributions, are fully vested after three years. In 2005, 2004 and 2003, the Company expensed $500,000, $396,000 and $329,000, respectively, relating to contributions to this plan.

17.	Earnings Per Share
      Set forth below is the reconciliation between net income and income used to compute earnings per share, and the reconciliation between the number of weighted average shares outstanding for computing basic versus diluted earnings per share for the period ended December 31:

	2005	2004	2003

	(Dollars in thousands, except share data)
Net income (used for diluted EPS)	$3,850	$11,433	$6,569
Purchase price of redeemable preferred stock in excess of face value	—	(888)	—
Preferred dividends	—	(80)	(160)

Income used for basic EPS	$3,850	$10,465	$6,409

Weighted average shares outstanding used for basic EPS	6,014,050	5,052,171	5,503,893
Effect of dilutive securities
Redeemable cumulative preferred stock	—	673,674	1,474,579
Warrants	—	134,735	294,915
Restricted stock	168	—	—

Diluted weighted average shares outstanding	6,014,218	5,860,580	7,273,387

Basic earnings per share	$0.64	$2.07	$1.16
Diluted earnings per share	$0.64	$1.95	$0.90
      As of December 31, 2005, there were non-vested outstanding employee stock option awards which could eventually be exercised for up to 402,500 shares of common stock. These potential additional shares outstanding were not included in the diluted earnings per share because they would be anti-dilutive.
      Historical earnings per share amounts reflect an 8.49-for-one common stock split which occurred in September 2005.

18.	Statutory Capital and Surplus and Restrictions Thereon
      As of December 31, 2005 and 2004, $261,894,000 and $204,236,000, respectively, of the consolidated assets of the Company represent assets of the Company’s insurance operations that are subject to regulation and may not be transferred in the form of dividends, loans or advances. Dividends paid by the Company’s insurance subsidiaries are subject to limitations imposed by the domiciliary states’ insurance codes (the “Codes”). In general, under the Codes, an insurance company may pay dividends only from statutory earnings

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
and capital and surplus. In addition, prior approval is generally required if the fair value of a dividend or distribution together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31 of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year.
      North Pointe Insurance may pay dividends of approximately $6,607,000 in 2006 without prior approval. However, the OFIS has the authority to prohibit payment of any dividend. No dividends can be paid out of North Pointe Casualty or Home Pointe Insurance in 2006 without prior approval. North Pointe Insurance paid a $3,250,000 ordinary dividend in 2005.
      The senior debt facility prohibits the distribution of dividends from the Company to its common shareholders without prior approval.
      The National Association of Insurance Commissioners (“NAIC”) has adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula attempts to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. The risk-based capital formula is used by state insurance regulators to monitor trends in an insurance company’s statutory capital and surplus, for the purpose, if necessary, of initiating regulatory action. The Company’s insurance subsidiaries are required to submit a report of their risk-based capital levels to their respective state regulators as of each calendar year end.
      Under the formula, a company first determines its authorized control level risk-based capital. This authorized control level takes into account a company’s (1) asset risk; (2) credit risk; (3) underwriting risk; and (4) all other business risks and such other relevant risks as are set forth in the RBC instructions. The company then compares its total adjusted capital against its authorized control level risk-based capital to determine its actual risk-based capital level. A company’s total adjusted capital is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide.
      The risk-based capital requirements provide for four different levels of regulatory attention, each level providing an increasing degree of regulatory oversight and intervention as an insurance company’s risk-based capital declines.
      At December 31, 2005 the Company’s insurance subsidiaries had risk-based capital levels in excess of an amount that would require any regulatory intervention.
      The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by their respective states of domicile. North Pointe Insurance files under OFIS rules and regulations, North Pointe Casualty and Home Pointe Insurance file under FDFS rules and regulations and Midfield files under DCDOI rules and regulations. The principal differences for statutory financial statements are; policy acquisition costs are not deferred, bonds are generally carried at amortized cost, deferred tax assets are subject to limitations and certain assets are non-admitted and charged directly to surplus.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Statutory surplus at December 31, 2005, 2004 and 2003 and statutory net income of the Company’s insurance subsidiaries for the years then ended are as follows:

	2005	2004	2003

	(Dollars in thousands)
Statutory capital and surplus
North Pointe Insurance	$43,861	$32,882	$29,706
North Pointe Casualty	12,714	15,018	—
Home Pointe Insurance	7,333	—	—
Midfield Insurance	5,828	—	—
Statutory net income (loss)
North Pointe Insurance	$7,053	$2,826	$1,769
North Pointe Casualty	(6,425)	(500)	—
Home Pointe Insurance	(225)	—	—
Midfield Insurance	617	—	—
      In 2005, the Company contributed $10,000,000, $5,600,000, $7,500,000 and $5,000,000 to North Pointe Insurance, North Pointe Casualty, Home Pointe Insurance and Midfield, respectively, substantially derived from the net proceeds of the initial public offering. The primary purpose of the contributions was to support the anticipated future growth in premiums written and to obtain improved ratings from financial strength rating agencies.
      North Pointe Casualty recorded an unpaid contribution from its parent as a receivable in its statutory financial statements amounting to $600,000 and $1,550,000 as of December 31, 2005 and 2004, respectively. These contributions were made to increase North Pointe Casualty’s statutory capital and surplus for regulatory purposes. The FDFS permitted these receivables from its parent to be recorded as assets on its statutory balance sheets, as of December 31, 2005 and 2004. This accounting differs from the accounting practice promulgated by NAIC Statutory Accounting Practices (“SAP”). Under NAIC SAP, the receivables would not have been recognized as assets and North Pointe Casualty’s statutory capital and surplus would have been lower by $600,000 and $1,550,000 as of December 31, 2005 and 2004, respectively.
      The Company made contributions to North Pointe Insurance in 2003 to ensure sufficient statutory capital and surplus to remain below the 3.0 to 1.0 gross premiums written-to-surplus ratio maximum stipulated by OFIS.
      The Company contributed a total of $1.2 million to North Pointe Insurance in the form of Universal Fire & Casualty stock and cash in 2003. The Company and North Pointe Insurance contributed a total of $587,000 and $700,000 in cash to Universal Fire & Casualty in 2003.

19.	Subsequent Event

Issuance of Trust Preferred Securities
      On February 22, 2006, the Company issued $20,000,000 of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly formed, wholly-owned subsidiary, NP Capital Trust I (the “Trust”).
      The Trust Preferreds mature on March 15, 2036, but may be redeemed at the Company’s option beginning on March 15, 2011. The Trust Preferreds require quarterly distributions, at a fixed rate of 8.70% per annum for five years, and thereafter at a variable rate, reset quarterly, at the three-month LIBOR rate plus 3.64%. Distributions are cumulative and will accrue from the date of original issuance, but may be deferred for up to 20 consecutive quarterly periods.
      The proceeds of the Trust Preferreds received by the Trust, along with proceeds of $620,000 paid by the Company to the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,620,000 of the Company’s junior subordinated debt securities (the “Debt Securities”) under terms which mirror those of the Trust Preferreds.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company will primarily invest the $19,373,000 of proceeds, net of issuance costs, in high-grade debt securities which will remain available to fund future contributions to its subsidiaries, acquisition activities as they may arise, and other capital uses. This securities issuance is part of the Company’s long-term strategy to expand it operations through organic growth and acquisition in an opportunistic fashion, and continue to strengthen the financial position of its underlying insurance company subsidiaries.
      This transaction would have violated certain provisions of the Company’s senior credit facility, specifically the purchase of equity interests in the Trust and the guaranty by the Company of the payment of amounts owed by the Trust to holders of the Trust’s preferred interests. Accordingly, the Company obtained the consent and waiver from the senior lenders to acknowledge that the transactions described above would not constitute an event of default under the senior credit facility.

20.	Segment Information
      The Company evaluates its operations through three operating segments: commercial lines insurance, personal lines insurance and administrative services. In 2005 and 2004, the Company offered property and casualty insurance products in 34 and 20 states, respectively. Gross premiums written in Florida and Michigan accounted for 67.2% and 17.4%, respectively, of its total gross premiums written, in 2005, and 41.7% and 38.6%, respectively, of its gross premiums written, in 2004.
      The commercial lines segment covers the hospitality (including liquor liability) and bowling industries, other small commercial accounts (including business owners policies), commercial automobiles and certain other, minor programs.
      The personal lines segment provides insurance for standard and non-standard homeowners insurance in Florida and non-standard homeowners in Illinois, Indiana and Iowa. The Company ceased writing non-standard private passenger automobile coverage in October 2004, which coverage was only offered in Michigan.
      Substantially all revenues generated from commercial and personal lines are from non-affiliated sources. The Company does not have a reliance on any major customer. Substantially all of the revenues from the administrative services segment are derived from services provided to the commercial and personal lines segments which are operated within the affiliated insurance companies. The remaining revenues are derived from non-affiliated sources for installment fees, commissions and premium finance activities.
      The administrative services segment is operated within the non-insurance companies. Intercompany service agreements, which have been approved by the respective state insurance departments, are in place to stipulate the administrative services to be provided by the administrative services operations and corresponding fees to be paid by the insurance companies.
      The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment and such disclosure would be impracticable.

North Pointe Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following are the revenues and income (loss) before federal income tax expense and extraordinary item for the years ended December 31, 2005, 2004 and 2003 by operating segment.

	2005	2004	2003

	(Dollars in thousands)
Total revenues
Commercial lines products
Liability	$23,720	$21,551	$17,795
Property	6,299	7,128	5,258
Commercial multi-peril	22,230	18,968	13,313
Commercial automobile	6,156	5,412	6,928
Other	2,661	2,276	2,182

Total commercial lines	61,066	55,335	45,476
Personal lines products
Personal automobile	1,459	15,110	16,674
Homeowners	22,211	6,512	6,590

Total personal lines	23,670	21,622	23,264
Administrative services
Affiliated companies	33,394	25,598	22,467
Nonaffiliated companies	1,903	2,222	2,047

Total administrative services	35,297	27,820	24,514
Corporate and eliminations
Investment activity	3,835	3,263	3,438
Sales of businesses	—	4,285	200
Eliminations	(33,394)	(25,598)	(22,467)

Total revenues	$90,474	$86,727	$74,425

Income (loss) before federal income tax expense and extraordinary item
Commercial lines products
Liability	$3,033	$2,652	$3,095
Property	(2,086)	(536)	867
Commercial multi-peril	(1,299)	153	706
Commercial automobile	(637)	1,109	936
Other	343	(1,270)	327

Total commercial lines	(646)	2,108	5,931
Personal lines products
Personal automobile	400	(1,932)	(3,467)
Homeowners	(2,424)	270	340

Total personal lines	(2,024)	(1,662)	(3,127)
Administrative services	7,040	5,920	4,896
Corporate
Investment activity	3,835	3,263	3,438
Gains on sales of businesses	—	4,285	200
Other expense, net	(2,327)	(1,870)	(1,044)

Total income before federal income tax expense and extraordinary item	$5,878	$12,044	$10,294

      15(a)(2) Financial statement schedules required by Item 15(d).
North Pointe Holdings Corporation
Schedule I
Summary of Investments — Other than Investments in Related Parties

	December 31, 2005

			Amount at
			Which Shown
			in the Balance
	Cost	Fair Value	Sheet

	(Dollars in thousands)
Fixed Maturities:
Bonds:
U.S. government and agency securities	$21,113	$20,672	$20,672
Foreign government securities	575	561	561
Corporate bonds	32,366	31,509	31,509
Mortgage-backed securities	33,735	32,847	32,847
Asset-backed securities	12,548	12,429	12,429

Total fixed maturities	100,337	98,018	98,018
Equity Securities:
Common stocks
Public utilities	275	328	328
Banks, trust and insurance companies	1,343	1,470	1,470
Industrial, miscellaneous and all other	7,063	8,203	8,203

Total equity securities	8,681	10,001	10,001
Other Investments	553	553	553

Total investments	$109,571	$108,572	$108,572

North Pointe Holdings Corporation (Parent Company Only)
Schedule II — Condensed Financial Information of Registrant
Condensed Balance Sheets

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Investment in subsidiaries*	$74,803	$56,052
Federal income taxes — current	2,758	878
Federal income taxes — deferred	57	111
Due from affiliates*	6,891	—
Other assets	184	791

Total assets	$84,693	$57,832

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$66	$154
Due to affiliates*	—	2,924
Debt	2,400	20,062

Total liabilities	2,466	23,140

Redeemable cumulative convertible preferred stock	—	—
Shareholders’ equity:
Common stock	50,233	5,880
Preferred stock	—	—
Retained earnings	32,653	28,803
Accumulated other comprehensive income	(659)	9

Total shareholders’ equity	82,227	34,692

Total liabilities and shareholders’ equity	$84,693	$57,832

*	Eliminated in consolidation.
These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.
See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)
Schedule II — Condensed Financial Information of Registrant — (Continued)
Condensed Statements of Income

	Years Ended

	2005	2004	2003

	(Dollars in thousands)
Revenues
Dividends from subsidiaries*	$6,000	$5,000	$3,210
Gain on sale of consolidated subsidiary	—	—	615

	6,000	5,000	3,825

Expenses
Interest expense	899	763	407
Other operating costs and expenses	1,485	508	531

	2,384	1,271	938

Income before income tax benefit and equity in earnings of consolidated subsidiaries	3,616	3,729	2,887
Income tax benefit	(814)	(308)	(417)

Income before equity in undistributed earnings of subsidiaries	4,430	4,037	3,304
Equity in undistributed net (loss) income of consolidated subsidiaries*	(580)	4,491	3,265
Extraordinary item	—	2,905	—

Net income	$3,850	$11,433	$6,569

*	Eliminated in consolidation.
These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.
See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)
Schedule II — Condensed Financial Information of Registrant — (Continued)
Condensed Statements of Shareholders’ Equity
and Comprehensive Income

	Years Ended

	2005	2004	2003

	(Dollars in thousands)
Shareholders’ equity as of December 31,	$34,692	$26,093	$20,666
Issuance of stock	44,270	95	150
Change in stock-based employee compensation	83	—	—
Purchase and retirement of common stock	—	(1,600)	(930)
Purchase and retirement of preferred stock	—	(888)	—
Preferred stock dividends	—	(80)	(160)
Comprehensive income
Net income	3,850	11,433	6,569
Unrealized loss on investments	(668)	(361)	(202)

Total comprehensive income	3,182	11,072	6,367

Shareholders’ equity as of December 31,	$82,227	$34,692	$26,093

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.
See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)
Schedule II — Condensed Financial Information of Registrant — (Continued)
Condensed Statement of Cash Flows

	For the Years Ended

	2005	2004	2003

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,850	$11,433	$6,569
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary item	—	(2,905)	—
Equity in undistributed loss (income) of consolidated subsidiaries	580	(4,491)	(3,265)
Unearned stock compensation	82	—	(615)
Changes in:
Other assets	766	(764)	—
Intercompany receivable or payable	(9,815)	2,936	(1,460)
Accounts payable and accrued expenses	(88)	127	(19)
Income taxes	(1,826)	(171)	(554)

Net cash (used in) provided by operating activities	(6,451)	6,165	656
CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to subsidiaries	(20,000)	(10,898)	(1,787)
Proceeds from sale of subsidiary	—	—	2,198

Net cash provided by (used in) investing activities	(20,000)	(10,898)	411
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	44,270	95	150
Purchase and retirement of common stock	—	(1,600)	(930)
Purchase and retirement of preferred stock	—	(2,888)	—
Proceeds from issuance of bank debt	38,014	22,059	9,960
Repayment of bank debt	(55,676)	(12,845)	(10,079)
Preferred dividends paid	—	(80)	(160)

Net cash (used in) provided by financing activities	26,608	4,741	(1,059)

Change in cash	157	8	8
Cash, beginning of year	27	19	11

Cash, end of year	$184	$27	$19

      These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.
See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)
Schedule II — Condensed Financial Information of Registrant — (Continued)
Notes to Condensed Financial Statements
      The accompanying condensed financial statements of North Pointe Holdings Corporation (the “Registrant”) should be read in conjunction with the consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries included else where in this prospectus.
      Investments in subsidiaries includes $84.5 million and $59.6 million of investments in the Registrant’s insurance company subsidiaries as of December 31, 2005 and 2004, respectively. The insurance companies’ net assets are subject to regulation and are substantially restricted as to what can be transferred to the Registrant in the form of dividends, loans or advances.
      Refer to the North Pointe Holdings Corporation and Subsidiaries December 31, 2005 audited consolidated financial statements and notes thereto for detailed information on long-term obligations and stock rights.

North Pointe Holdings Corporation and Subsidiaries
Schedule III
Supplementary Insurance Information
For the Year Ended December 31, 2005

(A)	(B)	(C)	(D)	(E)	(F)

		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue

(Dollars in thousands)
Personal lines	$1,241	$35,663	$5,709	$—	$23,670
Commercial lines	8,337	82,115	38,992	—	61,066
Administrative operations	—	—	—	—	—

Total	$9,578	$117,778	$44,701	$—	$84,736

(A)	(G)	(H)	(I)	(J)	(K)

			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

	(Dollars in thousands)
Personal lines	$—	$14,798	$6,835	$4,060	$23,844
Commercial lines	—	29,205	17,634	14,874	63,289
Administrative operations	—	—	19,067	9,081	—
Corporate	4,003	—	—	1,472	—
Eliminations	—	—	(21,757)	(11,632)	—

Total	$4,003	$44,003	$21,779	$17,855	$87,133

North Pointe Holdings Corporation and Subsidiaries
Schedule III
Supplementary Insurance Information
For the Year Ended December 31, 2004

(A)	(B)	(C)	(D)	(E)	(F)

		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue

Personal lines	$1,426	$23,993	$6,027	$—	$21,622
Commercial lines	8,367	72,568	36,224	—	55,335
Administrative operations	—	—	—	—	—

Total	$9,793	$96,561	$42,251	$—	$76,957

(A)	(G)	(H)	(I)	(J)	(K)

			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Personal lines	$—	$13,347	$5,242	$4,694	$19,099
Commercial lines	—	28,156	13,394	11,676	61,394
Administrative operations	—	—	14,689	7,171
Corporate	2,377	—		1,149
Eliminations	—	—	(14,638)	(10,960)

Total	$2,377	$41,503	$18,687	$13,730	$80,493

North Pointe Holdings Corporation and Subsidiaries
Schedule III
Supplementary Insurance Information
For The Year Ended December 31, 2003

(A)	(B)	(C)	(D)	(E)	(F)

		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue

Personal lines	$1,776	$26,620	$9,094	$—	$23,264
Commercial lines	5,397	49,699	29,438	—	45,476
Administrative operations	—	—	—	—	—

Total	$7,173	$76,319	$38,532	$—	$68,740

(A)	(G)	(H)	(I)	(J)	(K)

			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Personal lines	$—	$15,130	$5,874	$5,387	$24,294
Commercial lines	—	18,011	11,483	10,050	51,930
Administrative operations	—	—	13,350	6,222	—
Corporate	2,174	—	—	668	—
Eliminations	—	—	(13,298)	(9,168)	—

Total	$2,174	$33,141	$17,409	$13,159	$76,224

North Pointe Holdings Corporation
Schedule IV — Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

	(Dollars in thousands)
Year ended December 31, 2005
Premiums earned:
Property and liability	$107,904	$24,651	$1,288	$84,541	1.52%
Accident and health	454	259	—	195	0.00%

Total premiums	$108,358	$24,910	$1,288	$84,736

Year ended December 31, 2004
Premiums earned:
Property and liability	$89,927	$15,255	$1,648	$76,320	2.16%
Accident and health	1,167	530	—	637	0.00%

Total premiums	$91,094	$15,785	$1,648	$76,957

Year ended December 31, 2003
Premiums earned:
Property and liability	$78,360	$12,496	$1,940	$67,804	2.86%
Accident and health	1,649	712	(1)	936	(0.11)%

Total premiums	$80,009	$13,208	$1,939	$68,740

North Pointe Holdings Corporation and North Pointe Companies
Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

	Losses and Loss Adjustment
	Expenses Incurred Related		Paid Losses
	to		and Loss
			Adjustment
For the Years Ended December 31,	Current Year	Prior Years	Expenses

	(Dollars in thousands)
2005	$49,438	$(5,435)	$46,276

2004	$47,495	$(5,992)	$41,196

2003	$38,569	$(5,428)	$34,006

      Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

EXHIBIT INDEX

15(a)(3)	Exhibits.

Exhibit
No		Description

3	.1*	Form of Second Amended and Restated Articles of Incorporation of North Pointe Holdings Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
3	.2*	Form of Second Amended and Restated Bylaws of North Pointe Holdings Corporation, incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
4.1		Junior Subordinated Indenture between North Pointe Holdings Corporation and LaSalle Bank National Association, as Trustee, dated February 22, 2006.
4.2		Form of Floating Rate Junior Subordinated Note Due 2036.
4.3		Preferred Securities Certificate of NP Capital Trust I.
4.4		Form of Certificate Evidencing Common Securities of NP Capital Trust I.
10	.1*+	North Pointe Holdings Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.2*+	Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated June 10, 2005, incorporated by reference to Exhibit 10.2 to the Amendment No. 2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on June 15, 2005.
10	.3*+	North Pointe Holdings Corporation Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Amendment No. 2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on June 15, 2005.
10	.5*+	Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated June 10, 2005, incorporated by reference to Exhibit 10.5 to the Amendment No. 2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on June 15, 2005.
10	.6*	Investment Advisory Agreement, dated July 6, 2004, between North Pointe Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation), incorporated by reference to Exhibit 10.6 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.7*	Investment Advisory Agreement, dated September 13, 2004, between North Pointe Insurance Company and Munder Capital Management, incorporated by reference to Exhibit 10.7 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.8*	Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.9*	Amendment No. 1 to Amended and Restated Credit Agreement and Term Notes, dated March 31, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.10*	Amendment No. 2 to Amended and Restated Credit Agreement, dated June 30, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.11*	Amended and Restated Pledge Agreement, dated January 26, 2004, between North Pointe Financial Services, Inc. and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.

Exhibit
No		Description

10	.12*	Amended and Restated Pledge Agreement, dated January 26, 2004, between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.13*	Amended and Restated Security Agreement, dated January 26, 2004, between N.P. Premium Finance Co., Inc. and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10.14		Line of Credit Loan Agreement, dated March 4, 2005, by and between N.P. Premium Finance Company and North Pointe Financial Services, Inc.
10.15		Line of Credit Note in the amount of $1,500,000, dated March 4, 2005, by N.P. Premium Finance Company in favor of North Pointe Financial Services, Inc.
10	.16*	Stock Redemption Agreement, dated April 8, 2004, by and between North Pointe Holdings Corporation and Strength Capital Partners, L.P., incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10.17		Consulting Agreement, dated March 5, 2003, by and between North Pointe Insurance Company and LVM Company.
10.18		Consulting Agreement dated September 30, 2005, by and between North Pointe Holdings Corporation and Joon Moon.
10	.19*	Insurance Company and C.S.A.C. Agency, incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.20*	Agency Agreement, dated June 1, 2004, by and between North Pointe Insurance Company and Amelia Underwriters, Inc., incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.21*	General Agency Agreement, dated August 1, 1996, by and between North Pointe Insurance Company and MS General Agency, Inc., incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.22*	Agency Agreement, dated March 24, 2003, by and between North Pointe Insurance Company and Insurance Brokers of Indiana., incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.23*	Reinsurance and Indemnity Agreement, effective July 1, 2003, by and between North Pointe Insurance Company and Universal Fire & Casualty, incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.24*	Quota Share Reinsurance Agreement, dated December 1, 2003, by and between North Pointe Financial Services, Inc. and State National Insurance Company, incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.25*	General Agency Agreement, dated December 1, 2003, by and between North Pointe Financial Services, Inc. and State National Insurance Company, incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.26*	Agreement, dated December 3, 2002, by and between North Pointe Insurance Company and the Associated Food Dealers of Michigan, incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10.27		Trust Agreement of NP Capital Trust I between North Pointe Holdings Corporation and Christiana Bank and Trust Company as Delaware Trustee, dated as of February 21, 2006.
10.28		Amended and restated Trust Agreement among North Pointe Holdings Corporation, as Depositor, LaSalle Bank National Association as Property Trustee, Christiana Bank and Trust Company as Delaware Trustee dated as of February 22, 2006.
10.29		Guarantee Agreement between North Pointe Holdings Corporation, a Guarantor, and LaSalle Bank National Association, as Guarantee Trustee, dated February 22, 2006.

Exhibit
No		Description

10.30		Purchase Agreement among North Pointe Holdings Corporation, NP Capital Trust I and Merrill Lynch International dated as of February 22, 2006.
10.31		Junior Subordinated Note Purchase Agreement between North Pointed Holdings Corporation and NP capital Trust I, dated as of February 22, 2006.
10.32		Waiver and Consent Letter Dated February 21, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10.33		Waiver Letter, dated February 28, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.34*	Asset Purchase Agreement, dated October 15, 2004, by and between North Pointe Insurance Company and THI Holdings (Delaware), Inc., incorporated by reference to Exhibit 10.33 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.35*	Agreement, dated November 10, 2004, between the Florida Department of Financial Services, as Receiver for American Superior Insurance Company and North Pointe Casualty Insurance Company, incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.36*	Consent Order of Florida Office of Insurance Regulation, dated November 16, 2004, incorporated by reference to Exhibit 10.35 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.37*	Services Agreement, dated November 5, 2004, between Business Risk Technology, Inc. and North Pointe Casualty Insurance Company, incorporated by reference to Exhibit 10.36 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10.38		Assumption of Mortgage Agreement for the Purchase Agreement regarding 28819 Franklin Road, Southfield, Michigan, 48034, dated August 18, 2005.
10	.39*	Purchase Agreement, dated February 11, 2005, by and among North Pointe Financial Services, Inc., as Buyer, and S. James Clarkson and Petcoff Financial Services, L.L.C., as Sellers, incorporated by reference to Exhibit 10.38 to the Amendment No. 1 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on March 29, 2005.
10	.40*	Amendment No. 3 to Amended and Restated Credit Agreement, dated March , 2005, by and among certain lenders, Comerica Bank, as agent for the lenders, and North Pointe Holdings Corporation, incorporated by reference to Exhibit 10.39 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.41*	Amendment No. 4 to Amended and Restated Credit Agreement, dated June 2005, by and among certain lenders, Comerica Bank, as agent for the lenders, and North Pointe Holdings Corporation, incorporated by reference to Exhibit 10.40 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.42*	Second Amended and Restated Pledge Agreement, dated March 2005, by and between North Pointe Financial Services, Inc. and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.41 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.43*	Investment Advisory Agreement, dated June 16, 2004, between North Pointe Casualty Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation), incorporated by reference to Exhibit 10.42 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.44*	Investment Management Agreement, dated June 10, 2005, between JPMorgan Investment Advisors Inc. and Home Pointe Insurance Company, incorporated by reference to Exhibit 10.43 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.45*	Form of stock option award, incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (file no. 000-51530) filed on November 14, 2005.
10	.46*	Form of restricted stock option award, incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (file no. 000-51530) filed on November 14, 2005.

Exhibit
No	Description

10.47	Amendment No. 5 to Amended and Restated Credit Agreement, dated September 22, 2005, by and among certain lenders, Comerica Bank, as agent for the lenders, and North Pointe Holdings Corporation.
21.1	Subsidiaries of North Pointe Holdings Corporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Previously filed.

†	Compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH POINTE HOLDINGS CORPORATION

By:	/s/ James G. Petcoff

James G. Petcoff
Chief Executive Officer, President
and Chairman of the Board
Date:
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Petcoff James G. Petcoff	Chief Executive Officer, President & Chairman of the Board	March 21, 2006

/s/ B. Matthew Petcoff B. Matthew Petcoff	Chief Operating Officer, Executive Vice President & Director	March 21, 2006

/s/ John H. Berry John H. Berry	Chief Financial Officer & Treasurer (Principal Accounting Officer)	March 21, 2006

/s/ Richard J. Lindberg Richard J. Lindberg	Director	March 21, 2006

/s/ Joon S. Moon Joon S. Moon	Director	March 21, 2006

/s/ Jorge J. Morales Jorge J. Morales	Director	March 21, 2006

/s/ R. Jamison Williams, Jr. R. Jamison Williams, Jr.	Director	March 21, 2006

EXHIBIT INDEX

Exhibit No		Description

3	.1*	Form of Second Amended and Restated Articles of Incorporation of North Pointe Holdings Corporation, incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
3	.2*	Form of Second Amended and Restated Bylaws of North Pointe Holdings Corporation, incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
4.1		Junior Subordinated Indenture between North Pointe Holdings Corporation and LaSalle Bank National Association, as Trustee, dated February 22, 2006.
4.2		Form of Floating Rate Junior Subordinated Note Due 2036.
4.3		Preferred Securities Certificate of NP Capital Trust I.
4.4		Form of Certificate Evidencing Common Securities of NP Capital Trust I.
10	.1*+	North Pointe Holdings Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.2*+	Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated June 10, 2005, incorporated by reference to Exhibit 10.2 to the Amendment No. 2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on June 15, 2005.
10	.3*+	North Pointe Holdings Corporation Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Amendment No. 2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on June 15, 2005.
10	.5*+	Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated June 10, 2005, incorporated by reference to Exhibit 10.5 to the Amendment No. 2 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on June 15, 2005.
10	.6*	Investment Advisory Agreement, dated July 6, 2004, between North Pointe Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation), incorporated by reference to Exhibit 10.6 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.7*	Investment Advisory Agreement, dated September 13, 2004, between North Pointe Insurance Company and Munder Capital Management, incorporated by reference to Exhibit 10.7 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.8*	Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.9*	Amendment No. 1 to Amended and Restated Credit Agreement and Term Notes, dated March 31, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.10*	Amendment No. 2 to Amended and Restated Credit Agreement, dated June 30, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.11*	Amended and Restated Pledge Agreement, dated January 26, 2004, between North Pointe Financial Services, Inc. and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.12*	Amended and Restated Pledge Agreement, dated January 26, 2004, between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.13*	Amended and Restated Security Agreement, dated January 26, 2004, between N.P. Premium Finance Co., Inc. and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.

Exhibit No		Description

10.14		Line of Credit Loan Agreement, dated March 4, 2005, by and between N.P. Premium Finance Company and North Pointe Financial Services, Inc.
10.15		Line of Credit Note in the amount of $1,500,000, dated March 4, 2005, by N.P. Premium Finance Company in favor of North Pointe Financial Services, Inc.
10	.16*	Stock Redemption Agreement, dated April 8, 2004, by and between North Pointe Holdings Corporation and Strength Capital Partners, L.P., incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10.17		Consulting Agreement, dated March 5, 2003, by and between North Pointe Insurance Company and LVM Company.
10.18		Consulting Agreement dated September 30, 2005, by and between North Pointe Holdings Corporation and Joon Moon.
10	.19*	Insurance Company and C.S.A.C. Agency, incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.20*	Agency Agreement, dated June 1, 2004, by and between North Pointe Insurance Company and Amelia Underwriters, Inc., incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.21*	General Agency Agreement, dated August 1, 1996, by and between North Pointe Insurance Company and MS General Agency, Inc., incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.22*	Agency Agreement, dated March 24, 2003, by and between North Pointe Insurance Company and Insurance Brokers of Indiana., incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.23*	Reinsurance and Indemnity Agreement, effective July 1, 2003, by and between North Pointe Insurance Company and Universal Fire & Casualty, incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.24*	Quota Share Reinsurance Agreement, dated December 1, 2003, by and between North Pointe Financial Services, Inc. and State National Insurance Company, incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.25*	General Agency Agreement, dated December 1, 2003, by and between North Pointe Financial Services, Inc. and State National Insurance Company, incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.26*	Agreement, dated December 3, 2002, by and between North Pointe Insurance Company and the Associated Food Dealers of Michigan, incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10.27		Trust Agreement of NP Capital Trust I between North Pointe Holdings Corporation and Christiana Bank and Trust Company as Delaware Trustee, dated as of February 21, 2006.
10.28		Amended and restated Trust Agreement among North Pointe Holdings Corporation, as Depositor, LaSalle Bank National Association as Property Trustee, Christiana Bank and Trust Company as Delaware Trustee dated as of February 22, 2006.
10.29		Guarantee Agreement between North Pointe Holdings Corporation, a Guarantor, and LaSalle Bank National Association, as Guarantee Trustee, dated February 22, 2006.
10.30		Purchase Agreement among North Pointe Holdings Corporation, NP Capital Trust I and Merrill Lynch International dated as of February 22, 2006.
10.31		Junior Subordinated Note Purchase Agreement between North Pointed Holdings Corporation and NP capital Trust I, dated as of February 22, 2006.
10.32		Waiver and Consent Letter Dated February 21, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10.33		Waiver Letter, dated February 28, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.34*	Asset Purchase Agreement, dated October 15, 2004, by and between North Pointe Insurance Company and THI Holdings (Delaware), Inc., incorporated by reference to Exhibit 10.33 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.

Exhibit No		Description

10	.35*	Agreement, dated November 10, 2004, between the Florida Department of Financial Services, as Receiver for American Superior Insurance Company and North Pointe Casualty Insurance Company, incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.36*	Consent Order of Florida Office of Insurance Regulation, dated November 16, 2004, incorporated by reference to Exhibit 10.35 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10	.37*	Services Agreement, dated November 5, 2004, between Business Risk Technology, Inc. and North Pointe Casualty Insurance Company, incorporated by reference to Exhibit 10.36 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on January 21, 2005.
10.38		Assumption of Mortgage Agreement for the Purchase Agreement regarding 28819 Franklin Road, Southfield, Michigan, 48034, dated August 18, 2005.
10	.39*	Purchase Agreement, dated February 11, 2005, by and among North Pointe Financial Services, Inc., as Buyer, and S. James Clarkson and Petcoff Financial Services, L.L.C., as Sellers, incorporated by reference to Exhibit 10.38 to the Amendment No. 1 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on March 29, 2005.
10	.40*	Amendment No. 3 to Amended and Restated Credit Agreement, dated March , 2005, by and among certain lenders, Comerica Bank, as agent for the lenders, and North Pointe Holdings Corporation, incorporated by reference to Exhibit 10.39 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.41*	Amendment No. 4 to Amended and Restated Credit Agreement, dated June 2005, by and among certain lenders, Comerica Bank, as agent for the lenders, and North Pointe Holdings Corporation, incorporated by reference to Exhibit 10.40 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.42*	Second Amended and Restated Pledge Agreement, dated March 2005, by and between North Pointe Financial Services, Inc. and Comerica Bank, as agent for the various financial institutions, incorporated by reference to Exhibit 10.41 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.43*	Investment Advisory Agreement, dated June 16, 2004, between North Pointe Casualty Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation), incorporated by reference to Exhibit 10.42 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.44*	Investment Management Agreement, dated June 10, 2005, between JPMorgan Investment Advisors Inc. and Home Pointe Insurance Company, incorporated by reference to Exhibit 10.43 to the Amendment No. 4 to the registrant’s registration statement on Form S-1 (file no. 333-122220) filed on August 19, 2005.
10	.45*	Form of stock option award, incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (file no. 000-51530) filed on November 14, 2005.
10	.46*	Form of restricted stock option award, incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (file no. 000-51530) filed on November 14, 2005.
10.47		Amendment No. 5 to Amended and Restated Credit Agreement, dated September 22, 2005, by and among certain lenders, Comerica Bank, as agent for the lenders, and North Pointe Holdings Corporation.
21.1		Subsidiaries of North Pointe Holdings Corporation.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Previously filed.

†	Compensatory plan or arrangement.