Form 10-Q
period 2006-03-31
NORTH POINTE HOLDINGS CORP
filed 2006-05-12
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding at May 10, 2006 was 9,116,687.

NORTH POINTE HOLDINGS CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
North Pointe Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2006 (Unaudited) and December 31, 2005

	2006	2005
	(Dollars in thousands)
ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $98,379 and $100,337, respectively)	$95,210	$98,018
Common stocks, available for sale, at fair value (cost of $8,739 and $8,681, respectively)	10,407	10,001
Other investments	553	553

Total investments	106,170	108,572

Cash and cash equivalents	65,154	34,119
Restricted cash	200	200
Accrued investment income	803	840
Premiums and agents balances receivable, net	21,144	21,324
Reinsurance recoverables on
Paid losses	12,080	11,470
Unpaid losses	53,327	65,989
Prepaid reinsurance premiums	6,825	7,424
Deferred policy acquisition costs	11,427	9,578
Deferred federal income taxes, net	6,090	5,843
Federal income tax recoverable	1,274	2,199
Fixed assets, net of accumulated depreciation	5,500	4,990
Prepaid expenses and other assets	3,806	2,488

Total assets	$293,800	$275,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$107,809	$117,778
Unearned premiums	62,741	44,701
Debt	23,231	5,026
Amounts due to reinsurers	4,862	3,048
Accrued expenses and other liabilities	10,472	15,160
Premiums in advance	1,080	7,096

Total liabilities	210,195	192,809

Commitments and Contingent Liabilities

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 9,116,687 issued and outstanding in 2006 and 2005	50,315	50,233
Preferred stock, no par value; 5,000,000 shares authorized and 0 issued and outstanding in 2006 and 2005	—	—
Retained earnings	34,280	32,653
Accumulated other comprehensive loss
Net unrealized losses on investments, net of deferred federal income tax benefit of $511 and $340, respectively	(990)	(659)

Total shareholders’ equity	83,605	82,227

Total liabilities and shareholders’ equity	$293,800	$275,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
	(Dollars in thousands, except
	share data)
Revenues
Direct premiums written	$45,564	$45,194
Assumed premiums written	4	627

Gross premiums written	45,568	45,821
Premiums ceded	(8,412)	(4,155)

Net premiums written	37,156	41,666
Increase in net unearned premiums	(16,965)	(19,531)

Net premiums earned	20,191	22,135
Investment income, net of investment expenses	1,298	762
Net realized capital losses	(369)	(133)
Fees and other income	453	343

Total revenues	21,573	23,107

Expenses
Losses and loss adjustment expenses, net	9,494	9,091
Policy acquisition costs	5,647	6,029
Other underwriting and operating expenses	3,706	3,865
Interest expense	249	230

Total expenses	19,096	19,215

Income before federal income tax expense	2,477	3,892
Federal income tax expense	850	1,346

Net income	$1,627	$2,546

Earnings Per Share
Basic	$0.18	$0.52
Diluted	0.18	0.52

Weighted average number of common shares outstanding
Basic	9,114,187	4,889,187
Diluted	9,114,631	4,889,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2006 and 2005

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balances, December 31, 2004	$5,880	$28,803	$9	$34,692
Comprehensive income
Net income	—	2,546	—	2,546
Unrealized losses on investments, net of deferred federal income tax benefit of $411	—	—	(800)	(800)

Total comprehensive income	—	—	—	1,746

Balances, March 31, 2005	$5,880	$31,349	$(791)	$36,438

Balances, December 31, 2005	$50,233	$32,653	$(659)	$82,227
Stock-based employee compensation	82	—	—	82
Comprehensive income
Net income	—	1,627	—	1,627
Unrealized losses on investments, net of deferred federal income tax benefit of $171	—	—	(331)	(331)

Total comprehensive income	—	—	—	1,296

Balances, March 31, 2006	$50,315	$34,280	$(990)	$83,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,627	$2,546
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	180	149
Net realized losses on sales and other dispositions of investments	369	133
Stock compensation expense	82	—
Deferred federal income tax expense	(75)	469
Change in assets and liabilities
Premiums and agents balances receivable, net	180	(2,655)
Accrued investment income	37	(187)
Reinsurance recoverable, net	13,866	6,811
Prepaid reinsurance premiums	599	(1,511)
Deferred policy acquisition costs	(1,849)	(1,637)
Federal income tax recoverable/payable	925	(316)
Prepaid expenses and other assets	(8)	(503)
Losses and loss adjustment expenses	(9,969)	(7,497)
Unearned premiums	18,040	19,268
Accrued expenses and other liabilities	(4,716)	1,368
Premiums in advance	(6,016)	(310)

Net cash provided by operating activities	13,272	16,128

Cash flows from investing activities
Proceeds from maturities of debt securities	1,562	1,851
Proceeds from sales of debt securities	15,889	8,894
Proceeds from sales of equity securities	953	774
Purchase of debt securities	(16,018)	(25,758)
Purchase of equity securities	(947)	(725)
Purchase of fixed assets	(634)	(1,551)
Contribtion to NP Capital Trust I	(620)	—
Change in restricted cash	—	(2,886)

Net cash provided by (used in) investing activities	185	(19,401)

Cash flows from financing activities
Proceeds from issuance of debt (net of $627 of issuance costs paid in 2006)	20,234	8,039
Repayments of debt	(2,656)	(8,827)

Net cash provided by (used in) financing activities	17,578	(788)

Increase (decrease) in cash and cash equivalents	31,035	(4,061)
Cash and cash equivalents
Beginning of period	34,119	29,678

End of period	$65,154	$25,617

Supplemental cash flow information — cash paid during the period for
Interest	$194	$288
Federal income taxes	—	1,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements
1. Basis of Financial Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of North Pointe Holdings Corporation (“North Pointe Holdings”) and its directly and indirectly wholly-owned subsidiaries, except for NP Capital Trust I. North Pointe Holdings is a holding company domiciled in the state of Michigan. North Pointe Holdings’ wholly-owned subsidiaries include North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”), Midfield Insurance Company (“Midfield”), and Alliance Surety Holdings, Inc. North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), NP Premium Finance Company (“NP Premium”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe”), Home Pointe Managing General Agency, Inc. and South Pointe Financial Services, Inc. North Pointe Holdings and its consolidated subsidiaries are referred to collectively herein as the “Company.” In addition, the consolidated financial statements include the equity ownership and earnings of NP Capital Trust I, a wholly-owned unconsolidated subsidiary of North Pointe Holdings.
     The Company’s condensed consolidated financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 are unaudited.
     The accompanying condensed consolidated financial statements (including the notes thereto) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2005 consolidated balance sheet was derived from the Company’s audited financial statements.
     The interim financial data for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 21, 2006. Certain prior period amounts have been reclassified to conform with current period presentation.
     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Earnings Per Share
     Set forth below is the reconciliation between the number of weighted average common shares outstanding and the weighted average common shares used in computing basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands,
	except share data)
Net income	$1,627	$2,546

Weighted average shares outstanding	9,116,687	4,889,187
Unvested restricted stock	(2,500)	—

Weighted average shares outstanding used for Basic EPS	9,114,187	4,889,187
Dilutive effect of restricted stock	444	—

Weighted average shares outstanding used for Diluted EPS	9,114,631	4,889,187

Basic earnings per share	$0.18	$0.52

Diluted earnings per share	$0.18	$0.52
     As of March 31, 2006, there were non-vested outstanding employee stock option awards which could eventually be exercised for up to 402,500 shares of common stock. These potential additional shares outstanding were not included in the diluted earning per share because they would be anti-dilutive. Historical earnings per share amounts reflect an 8.49-to-one common stock split which occurred in September 2005.
3. Income Taxes
     The provisions for federal income taxes for the three months ended March 31, 2006 and 2005 consist of the following:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Current tax expense	$925	$877
Deferred tax expense relating to
NOL Carryforwards	358	401
Other deferred tax (benefits) expenses	(433)	68

Total federal income tax expense	$850	$1,346

     The effective rate of 34.3% and 34.6% for the three months ended March 31, 2006 and 2005, respectively, is different from the amount computed at the statutory federal rate of 34.0%. Reconciliations between our tax provisions and the tax provision computed from our pre-tax income and the statutory rate, for the three months ended March 31, 2006 and 2005, are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Tax provision at the 34% statutory rate	$842	$1,323
Tax effect of
Dividend received deduction	(8)	(7)
Other, net	16	30

Total federal income tax expense	$850	$1,346

     At March 31, 2006, the Company had net operating loss (NOL) carryforwards of $6,681,000 available to offset future taxable income. These NOL carryforwards are limited by federal tax regulations to offset taxable income by $1,053,000 in 2006 (which were fully utilized in the first quarter) and $960,000 annually, thereafter.
     The components of deferred tax assets and liabilities as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Deferred federal income tax assets
Loss and loss adjustment expenses	$2,385	$2,445
Unearned premiums	3,812	2,659
Net operating loss carryforwards	2,271	2,629
Premiums receivable	85	85
Lease obligation	154	165
Intangible asset	332	340
Net unrealized losses on investments	511	340
Citizens’ assessment	104	186
Other	432	389

Total deferred tax assets	10,086	9,238

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,885	3,257
Other	111	138

Total deferred tax liabilities	3,996	3,395

Net deferred federal income tax assets	$6,090	$5,843

4. Outstanding Debt
     On February 22, 2006, the Company issued $20,000,000 of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly-formed, wholly-owned subsidiary, NP Capital Trust I ( “NP Trust”).
     The Trust Preferreds mature on March 15, 2036, but may be redeemed at the Company’s option beginning March 15, 2011. The Trust Preferreds require quarterly distributions, at a fixed rate of 8.70% per annum for five years, and thereafter at a variable rate, reset quarterly, equal to the three-month LIBOR rate plus 3.64%. Distributions are cumulative and will accrue from the date of the original issuance, but may be deferred for up to 20 consecutive quarterly periods.

     The proceeds of the Trust Preferreds received by NP Trust, along with proceeds of $620,000 paid by the Company to NP Trust from the issuance of common securities by NP Trust to the Company, were used to purchase $20,620,000 of the Company’s junior subordinated debt securities under terms which mirror those of the Trust Preferreds. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company has not consolidated NP Trust.
     The Company will primarily invest the $19,310,000 of proceeds, net of $690,000 of issuance costs, in high-grade debt securities which will remain available to fund future contributions to its subsidiaries, acquisition activities as they may arise, and other capital uses. This securities issuance is part of the Company’s long-term strategy to expand its operations through organic growth and acquisition in an opportunistic fashion, and continue to strengthen the financial position of its underlying insurance company subsidiaries.
     This transaction would have violated certain provisions of the Company’s senior credit facility, specifically the purchase of equity interests in NP Trust and the guaranty by the Company of the payment of amounts owed by NP Trust to holders of NP Trust’s preferred interests. Accordingly, the Company obtained the consent and waiver from the senior lenders to acknowledge that the transactions described above would not constitute an event of default under the senior credit facility.
     Maturities of outstanding debt at March 31, 2006 are as follows:

(Dollars in
Year	thousands)
2006	$100
2007	122
2008	130
2009	138
2010	146
2011 and thereafter	22,595

$23,231

5. Contingencies
     The Company is subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments on insurance companies that write business in Florida to cover deficits particularly in the event of significant hurricane losses.
     Citizens is experiencing a deficit approximating $1.7 billion as a result of 2005 hurricane losses as well as adverse development from 2004 hurricane losses. In anticipation of an assessment from Citizens, the Company accrued a liability, net of reinsurance recoverables of $438,000, as of December 31, 2005. As of March 31, 2006, the net liability has been reduced to $216,000 in light of the anticipated cap on regular assessments and re-estimations of recoverable amounts. The anticipated assessment is expected to be imposed and paid in 2006.
     Citizens’ aggregate loss may be modified because of the difficulty of estimating ultimate hurricane losses. In addition, the Florida legislature may provide that existing or future Citizens’ deficits be recovered through means other than assessments to insurers.
6. Segment Reporting
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

     The following are the Company’s revenues and income (loss) before federal income tax expense for the three months ended March 31, 2006 and 2005 by operating segment.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Total Revenues
Commercial lines products
Liability	$5,702	$5,816
Property	1,674	1,860
Commercial multi-peril	5,883	5,509
Commercial automobile	1,569	1,514
Other	628	631

Total commercial lines	15,456	15,330

Personal lines products
Personal automobile	—	1,225
Homeowners	4,735	5,580

Total personal lines	4,735	6,805

Administrative services
Affiliated companies	11,706	9,684
Non-affiliated companies	453	343

	12,159	10,027

Corporate and eliminations
Investment activity	929	629
Eliminations	(11,706)	(9,684)

Total revenues	$21,573	$23,107

Income (loss) before federal income tax expense
Commercial lines products
Liability	$4,741	$166
Property	(943)	(378)
Commercial multi-peril	(1,352)	1,310
Commercial automobile	(515)	(771)
Other	(293)	(24)

Total commercial lines	1,638	303

Personal lines products
Personal automobile	(1,263)	(109)
Homeowners	(1,390)	1,121

Total personal lines	(2,653)	1,012

Administrative services	2,830	2,376

Corporate and eliminations
Investment activity	929	629
Other expense, net	(267)	(428)

Income before federal income tax expense	$2,477	$3,892

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
Note on Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
▪	our ability to accurately price the risks we underwrite;

▪	existing and future regulations by local, state and federal governments, including regulatory limitations on our ability to increase rates in Florida in order to absorb increases in reinsurance costs and catastrophe losses;

▪	the occurrence of severe weather conditions and other catastrophes;

▪	risks associated with high concentration of our business in certain geographic markets;

▪	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

▪	the establishment of adequate loss and loss adjustment expense reserves;

▪	retention and recruiting of independent agents and the potential loss of key personnel;

▪	failure to pay claims accurately;

▪	inability to implement our growth strategies;

▪	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

▪	the cyclical and seasonal nature of the industries within which we operate;

▪	intense competition with other insurance companies;

▪	our ability to obtain and retain trade association endorsements;

▪	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

▪	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

▪	ratings of our insurance company subsidiaries by A.M. Best;

▪	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

▪	adverse market conditions that could negatively impact our investment portfolio;

▪	reliance on information technology and telecommunication systems;

▪	our limited history writing homeowners insurance policies to homeowners in Florida;

▪	changes in insurance-related laws and regulations;

▪	our ability to implement and maintain adequate internal controls in our business;

▪	management’s ability to effectively manage a public company; and

▪	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described under the caption “Risk Factors” in the Prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220) and any past or subsequent filings on Forms 10-K, 10-Q and 8-K.
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
     Our revenues are principally derived from premiums earned from our insurance operations. Other revenues are primarily generated through investment income and installment fees associated with our insurance products. Our expenses consist primarily of loss and loss adjustment expenses, agents’ commissions and other underwriting and administrative expenses. We report consolidated financial information in three business segments: commercial lines insurance, personal lines insurance and administrative services.
Critical Accounting Estimates
     We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. The accounting estimates and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are those that we consider to be our critical accounting estimates. As of March 31, 2006, there have been no material changes with respect to any of our critical accounting estimates.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
     Results of Operations
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

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Gross premiums written:
Commercial lines	$20,991	$18,622
Personal lines	24,577	27,199

Total gross premiums written	45,568	45,821

Net premiums written:
Commercial lines	15,675	15,685
Personal lines	21,481	25,981

Total net premiums written	37,156	41,666

Revenues:
Net premiums earned:
Commercial lines	15,456	15,330
Personal lines	4,735	6,805

Total net premiums earned	20,191	22,135
Investment income, net	1,298	762
Net realized capital losses	(369)	(133)
Fees and other income	453	343

Total revenues	21,573	23,107

Expenses:
Losses and loss adjustment expenses, net	9,494	9,091
Policy acquisition costs	5,647	6,029
Other underwriting and operating expenses	3,706	3,865
Interest expense	249	230

Total expenses	19,096	19,215

Income before federal income tax expense	2,477	3,892
Federal income tax expense	850	1,346

Net income	$1,627	$2,546

Loss ratio:
Commercial lines	33.8%	43.3%
Personal lines	90.1%	36.0%
Consolidated	46.0%	40.4%
Expense ratio	45.3%	44.0%
Combined ratio	91.3%	84.4%

     Overview
     Net income for the three months ended March 31, 2006 was $1.6 million as compared to $2.5 million for the three months ended March 31, 2005, a decrease of $900,000. The decrease in net income was primarily driven by increases in reinsurance costs and losses in our Midwest homeowners line resulting from higher storm activity. Net premiums earned decreased by $1.3 million (net of tax) which was attributable to an after-tax increase in ceded premiums earned of $1.9 million, partially offset by an after-tax increase in gross premiums earned of $643,000. The after-tax increase in losses in our Midwest homeowners line amounted to $400,000 with another $376,000 of increased losses attributable to various other lines. These increased costs were partially offset by after-tax decreases in our policy acquisition, underwriting and operating costs of $357,000, an after-tax increase in favorable reserve development of $508,000 and an after-tax increase in investment income of $354,000.
     On February 22, 2006, we raised $19.3 million, net of issuance costs, through the issuance of 30-year trust preferred securities. This is recorded in our consolidated balance sheet as debt. This securities issuance is part of our long-term strategy to expand our operations through organic growth and acquisitions in an opportunistic fashion, and to continue to strengthen the financial position of our underlying insurance company subsidiaries.
     Our Florida small business operations continued to expand at a rate of 22.2%, however, our current initiatives focus on expanding outside of Florida through similar small business product lines and our existing Bowling and Restaurant Bar Tavern lines. For example, we recently announced our plan to offer both property and general liability insurance coverage to roller skating facilities on a national level, in conjunction with the endorsement from the Roller Skating Association International, representing approximately 1,000 centers.
     While we believe the Florida insurance market provides attractive opportunities, we also recognize that it presents unique challenges. We are currently in negotiations with reinsurance carriers to renew our catastrophe reinsurance coverages effective June 1, 2006 for our Florida homeowners line of business and effective July 1, 2006 for our commercial and Midwest homeowners lines of business. We expect current reinsurance rates to increase upon renewal. However, our ability to increase rates to insureds depends on the renewal for our in force policies or on new business. We have taken measures to increase rates on new and renewal policies in our commercial and personal lines. However, by necessity, there will be a lag in the timing between when we incur higher reinsurance costs and when we earn higher rates on our policies. We believe that maintaining our underwriting discipline and continuing to price the products appropriately for the risks assumed will ultimately result in the returns we seek.
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
     Gross premiums written for the three months ended March 31, 2006 were $45.6 million as compared to $45.8 million for the corresponding period in 2005, a decrease of $200,000, or 0.4%. This decrease was primarily attributable to a decrease of $2.6 million in gross premiums written in our personal lines segment, partially offset by an increase of $2.4 million in gross premiums written in our commercial lines segment.
     Gross premiums written in our commercial lines segment for the three months ended March 31, 2006 were $21.0 million as compared to $18.6 million for the corresponding period in 2005, an increase of $2.4 million, or 12.9%. This increase in gross premiums written was substantially attributable to an increase in average premiums per policy. Policy count in our commercial lines segment was 21,900 as of March 31, 2006 as compared to 21,800 as of March 31, 2005, an increase of 100 policies, or 0.5%.We experienced a $2.2 million increase in our Florida small business line as well as smaller increases in other commercial lines.
     Gross premiums written in our personal lines segment for the three months ended March 31, 2006 were $24.6 million as compared to $27.2 million for the corresponding period in 2005, a decrease of $2.6 million, or 9.6%. This decrease in gross premiums written was attributable to a decrease in policy count partially offset by an increase in average premiums per policy. Policy count in our personal lines segment was 30,000 as of March 31, 2006 as compared to 38,700 as of March 31, 2005, a decrease of 8,700 policies, or 22.5%. Policy count decreased in all three components of our personal lines segment: personal automobile, Midwest homeowners and Florida homeowners. Our Florida homeowners line accounted for 62.0% of the decrease in policy count, while our personal automobile and Midwest homeowners lines accounted for 26.0% and 12.0% of the decrease in policy count, respectively. We stopped writing personal automobile policies in late 2004 and had no such policies in force as of March 31, 2006.

     Gross premiums written in our Florida homeowners line decreased by $2.5 million which was partially attributable to underwriting changes implemented in late 2005. Our Florida homeowners line comprised $23.4 million and $25.9 million of the total gross premiums written in our personal lines segment for the first quarter of 2006 and 2005, respectively. Substantially all of our Florida homeowners line renews in the first quarter resulting in a disproportionate amount of gross premiums written in the first quarter as compared to the whole year.
     Net Premiums Written
     Net premiums written is the amount of our gross premiums written less the amount of premiums that we transfer, or cede, to our reinsurers based upon the risks they accept pursuant to our reinsurance treaties. We relate our net premiums written to gross premiums written to measure the amount of premium we retain after cessions to reinsurers. Our primary reinsurance agreement is a multi-line, excess of loss treaty; we also maintain a variety of other reinsurance treaties, including catastrophe, corporate clash and facultative coverage. Net premiums written for the three months ended March 31, 2006 were $37.2 million as compared to $41.7 million for the corresponding period in 2005, a decrease of $4.5 million, or 10.8%.
     The decrease in net premiums written was primarily attributable to an increase in premiums ceded to reinsurers. Net premiums written as a percentage of gross premiums written were 81.5% for the three months ended March 31, 2006 as compared to 90.9% for the corresponding period in 2005. Ceded premiums written for the three months ended March 31, 2006 were $8.4 million as compared to $4.2 million for the corresponding period in 2005, an increase of $4.2 million, or 100.0%. Of the $4.2 million increase in ceded premiums written, approximately $1.9 million was attributable to increases in rates on our various reinsurance programs, approximately $600,000 was attributable to reinstatement premiums arising from losses ceded from Hurricane Wilma, approximately $1.1 million was attributable, in part, to increased premium volume in our commercial lines and the addition of a new crop program under which we cede 98.0% of our gross premiums (and 100.0% of the losses), and $650,000 was attributable to the transfer of unearned premiums from old reinsurance contracts to new reinsurance contracts.
     Of the $1.9 million of additional ceded premiums attributable to rate increases, approximately $1.2 million was attributable to increased rates in our Florida homeowners catastrophe reinsurance treaties and approximately $700,000 was attributable to increases in rates in the catastrophe and specific loss treaties for our commercial and Midwest homeowners lines of business.
     Catastrophe reinsurance coverage for the Florida homeowners business renews annually on June 1st. As a result of entering the Florida homeowners market in December 2004, we were able to obtain lower reinsurance rates in the first five months of 2005 since the catastrophe season for that contract year had already passed. Upon renewal, effective June 1, 2005, the new catastrophe rates were substantially higher, reflecting the risk of the 2005 hurricane season for which it provided coverage. While it is too early to determine the rates or structure of our reinsurance programs following the upcoming June 1, 2006 renewal, we have noted significant capacity limitations and rate increases in the current reinsurance marketplace.
     Net Premiums Earned
     Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy. Net premiums earned for the three months ended March 31, 2006 were $20.2 million as compared to $22.1 million for the three months ended March 31, 2005, a decrease of $1.9 million, or 8.6%.
     Ceded premiums earned reduce gross premiums earned to arrive at net premiums earned. For the three months ended March 31, 2006, ceded premiums earned were $7.3 million as compared to $4.4 million for the corresponding period in 2005, an increase of $2.9 million, or 65.9%. The increase in ceded premiums earned was primarily attributable to the increase in ceded premiums written discussed above.

     Our premiums earned by segment, for the three months ended March 31, 2006 and 2005, are as follows.

	2006	2005
	(Dollars in thousands)
Gross premiums earned:
Commercial lines	$19,718	$18,179
Personal lines	7,810	8,375

Total	27,528	26,554

Ceded premiums earned:
Commercial lines	4,262	2,849
Personal lines	3,075	1,570

Total	7,337	4,419

Net premiums earned:
Commercial lines	15,456	15,330
Personal lines	4,735	6,805

Total	$20,191	$22,135

     Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
     Net investment income for the three months ended March 31, 2006 was $1.3 million as compared to $762,000 for the three months ended March 31, 2005, an increase of $536,000, or 70.3%. The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield from 2.5% in the first quarter of 2005 to 3.3% in the first quarter of 2006. Average cash and invested assets for the first quarter of 2006 was $157.2 million as compared to $121.4 million for the first quarter of 2005.
     The increase in the average yield for the first quarter of 2006 as compared to the corresponding period of 2005 was attributable to an increase in the prevailing market interest rates. For example, the average yield on the three-year U.S. Treasury notes increased from 3.6% for the first quarter of 2005 to 4.6% for the first quarter of 2006, which we believe reflects the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. The average duration of our debt securities portfolio was 3.1 and 3.4 years as of March 31, 2006 and 2005, respectively. The yield-to-earliest call date of our debt securities portfolio was 5.2% (3.5% after-tax) as of March 31, 2006.
     Net Realized Losses on Investments
     Net realized losses on the disposition of investments for the three months ended March 31, 2006 were $369,000 as compared to $133,000 for the three months ended March 31, 2005. This change was attributable to normal course of business fluctuations and not to any identifiable trend. Substantially all of the realized losses are generated from the sales or calls of debt securities. Our investment strategy includes a certain amount of activity as we sell certain investments in order to acquire other investments which we deem more attractive. Since the fair value of our debt securities portfolio decreases as prevailing market interest rates rise (which has been the case), a substantial amount of our debt securities holdings currently have small unrealized loss positions.
     Fees and Other Income
     Fees and other income are substantially composed of the installment fees generated from our Florida homeowners line and policy issuance fees. Other income is generated from commissions earned for policies written by one of our wholly-owned managing general agents for unrelated insurance companies, policy or inspection fees charged on our personal homeowners and commercial policies, and premium finance charges.

     Fees and other income for the three months ended March 31, 2006 were $453,000 as compared to $343,000 for the three months ended March 31, 2005, an increase of $110,000, or 32.1%. This increase is the result of a number of small increases and is not attributable to any one significant factor.
     Losses and Loss Adjustment Expenses
     Losses and loss adjustment expenses represent our largest expense item and include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as adjusting costs incurred in connection with settling claims. Losses and loss adjustment expenses for a given period are influenced by the number of exposures covered in the current year, trends in claim frequency and severity, changes in the cost of adjusting claims, changes in the legal environment and the re-estimation of prior years’ reserves in the current year. Gross losses and loss adjustment expenses are those amounts before consideration of ceded losses. Net losses and loss adjustment expenses are gross losses and loss adjustment expenses less ceded losses and loss adjustment expenses. We report our losses and loss adjustment expenses net of reinsurance.
     Losses and loss adjustment expenses for the three months ended March 31, 2006 were $9.5 million as compared to $9.1 million for the three months ended March 31, 2005, an increase of $403,000 or 4.4%. Our loss ratio for the three months ended March 31, 2006 was 46.0% as compared to 40.4% for the corresponding period in 2005. Losses and loss adjustment expenses were reduced by $2.3 million of favorable reserve development for the three months ended March 31, 2006 as compared to a $1.6 million reduction for the corresponding period in 2005.
     The impact of the reserve development on our loss ratios for all lines of business for the three months ended March 31, 2006 and 2005 are provided as follows.

All Lines	2006	2005
Loss ratios before effects of reserve development	57.3%	47.4%
Decrease in loss ratios attributable to reserve development	-11.3%	-7.0%

Total lines loss ratios	46.0%	40.4%

     The loss ratio for our commercial lines segment for the three months ended March 31, 2006 was 33.8% as compared to 43.3% for the corresponding period in 2005. This decrease in the loss ratio was substantially attributable to a $2.7 million increase in favorable development in the first quarter of 2006 as compared to the first quarter of 2005, partially offset by a more than proportional increase in ceded premiums earned.
     Favorable development for prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $3.3 million in the three months ended March 31, 2006 as compared to $575,000 for the corresponding period in 2005. The $3.3 million of favorable development in the three months ended March 31, 2006 was primarily attributable to $4.6 million of favorable development from our liability coverages of which $2.8 million was generated in the 2004 accident year with the remainder substantially generated in the 2001 through 2003 accident years. The $4.6 million redundancy from our liability coverages was partially offset by $1.3 million of adverse development in our commercial multi-peril coverages. The development in our liability and commercial multi-peril coverages was primarily due to adjustments to our expected loss ratios.
     The impact of the reserve development on our loss ratios for the commercial lines segment for the three months ended March 31, 2006 and 2005 are provided as follows.

Commercial Lines	2006	2005
Loss ratios before effects of reserve development	55.0%	47.1%
Decrease in loss ratios attributable to reserve development	-21.2%	-3.8%

Total commerical lines loss ratios	33.8%	43.3%

     The increase in the loss ratio before the effects of reserve development was primarily attributable to two factors with approximately equal impact: an increase in ceded premiums earned and an increase in losses and loss adjustment expenses.

     The loss ratio for our personal lines segment for the three months ended March 31, 2006 was 90.1% as compared to 36.0% for the corresponding period in 2005. The increase in the loss ratio was substantially attributable to a combination of three factors; 1) adverse development, 2) an increase in ceded premiums earned and 3) an increase in losses in our Midwest homeowners line.
     Adverse development of prior period reserve estimates increased losses and loss adjustment expenses in our personal lines segment by $939,000 in the three months ended March 31, 2006 as compared to $998,000 of favorable development for the corresponding period in 2005. The $939,000 deficiency was substantially attributable to a $911,000 deficiency in our personal automobile line (which is in run-off).
     The $911,000 adverse development in the personal automobile line was primarily generated from the 2003 through 2005 accident years within our personal injury and other liability coverages. These liability coverages require more years to fully develop and the case reserves generally are subject to greater uncertainty than for property coverages.
     The following table illustrates the effects of changes in prior period reserve estimates on our personal lines loss ratios for all for the three months ended March 31, 2006 and 2005.

Personal Lines	2006	2005
Loss ratios before effects of reserve development	70.3%	50.7%
Increase (decrease) in loss ratios attributable to reserve development	19.8%	-14.7%

Total personal lines loss ratios	90.1%	36.0%

     The loss ratio, before the effects of reserve development, increased 19.6 percentage points for the three months ended March 31, 2006 as compared to the corresponding period in 2005, of which 17.8 percentage points was attributable to an increase of ceded premiums earned. The remaining increase in the loss ratio was primarily attributable to increased losses arising out of higher storm activity in our Midwest homeowners line in the first quarter of 2006 as compared to 2005.
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
     Policy acquisition costs for the three months ended March 31, 2006 were $5.6 million as compared to $6.0 million for the three months ended March 31, 2005, a decrease of $400,000, or 6.7%. Policy acquisition costs generally trend with gross premiums earned. The minor deviation from that trend is attributable to gross premiums earned in our Florida homeowners line (which has lower acquisition costs relative to our other lines) representing a larger portion of our total gross premiums earned and the effect of a nonrecurring adjustment relating to the impact of ceded premiums.
     Other Underwriting and Operating Expenses
     Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and, therefore, do not vary significantly with premium volume.
     Other underwriting and operating expenses for the three months ended March 31, 2006 were $3.7 million as compared to $3.9 million for the three months ended March 31, 2005, a decrease of $200,000, or 5.1%. This decrease was primarily attributable to certain non-recurring costs, incurred in the first quarter of 2005, associated with establishing our new Florida homeowners line of business. This decrease was partially offset by an increase in costs attributable to being a public company since our initial public offering in September 2005.
     Interest Expense
     Interest expense for the three months ended March 31, 2006 was $249,000 as compared to $230,000 for the three months ended March 31, 2005, an increase of $19,000, or 8.3%. This increase was primarily attributable to higher interest rates in the first quarter of 2006 as compared to the corresponding period in 2005. While our senior debt was substantially paid off following our initial public offering, in February 2006, we issued a junior subordinated note in the principal amount of $20,620,000, at a fixed rate of 8.70% per annum in concert with our issuance of our trust preferred securities. The interest expense incurred in the first quarter of 2006 was substantially attributable to the interest related to such junior subordinated note.
     Federal Income Tax Expense
     Federal income tax expense for the three months ended March 31, 2006 was $850,000, representing an effective tax rate of 34.3%. Federal income tax benefit for the three months ended March 31, 2005 was $1.3 million, representing an effective tax rate of 34.6%. Our effective tax rates for both periods were substantially similar to our statutory rate of 34.0%
Liquidity and Capital Resources
     Sources and Uses of Funds
     North Pointe Holdings is a holding company with no business operations of its own. Consequently, our ability to meet our debt payment obligations and pay our taxes and administrative expenses is dependent on intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiaries. Our insurance company subsidiaries are subject to extensive regulation by insurance regulatory agencies in each state in which they do business, including restrictions on the amount of dividends they can pay to their shareholder. North Pointe Holdings and certain of its subsidiaries are not insurance companies and, therefore, are not subject to the same level of regulation as our insurance company subsidiaries.
     Our non-insurance company subsidiaries provide management and administration services for our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $6.6 million and $7.3 million for the three months ended March 31, 2006 and 2005, respectively. Our non-insurance company subsidiaries also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $453,000 and $343,000 for the three months ended March 31, 2006 and 2005, respectively. There were no material non-cash components of our non-insurance company subsidiary revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
     The primary obligations of our non-insurance company subsidiaries are salary and administration expenses and debt service obligations. Our non-insurance company subsidiaries incurred salary and administrative expenses totaling $2.6 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Our minimum principal and interest payments for our outstanding debt obligations were $181,000 and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.
     On February 22, 2006, we issued $20.0 million of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly-formed, wholly-owned subsidiary, NP Capital Trust I ( “NP Trust”). NP Trust is not consolidated in our financial statements. The Trust Preferreds are redeemable at our option beginning March 15, 2011. The proceeds of the Trust Preferreds received by NP Trust, along with $620,000 of proceeds paid by North Pointe Holdings to capitalize NP Trust, were used to purchase $20.6 million of our junior subordinated debt securities under terms which mirror those of the Trust Preferreds.
     We intend to invest the $19.3 million of proceeds, net of issuance costs, in high-grade debt securities which will remain available to fund future contributions to our subsidiaries, acquisition activities as they may arise, and other capital uses. This securities issuance is part of the our long-term strategy to expand our operations through organic growth and acquisition in an opportunistic fashion, and continue to strengthen the financial position of our underlying insurance company subsidiaries.
     This transaction would have violated certain provisions of our senior credit facility, specifically the purchase of equity interests in NP Trust and the guaranty by us of the payment of amounts owed by NP Trust to holders of NP Trust’s preferred interests. Accordingly, we obtained the consent and waiver from the senior lenders to acknowledge that the transactions described above would not constitute an event of default under the senior credit facility.
     Cash Flows
     Net cash provided by operating activities for the three months ended March 31, 2006 was $13.3 million as compared to $16.1 million for the three months ended March 31, 2005, a decrease of $2.8 million. The decrease in cash provided by operating activities was primarily attributable to a $2.1 million reduction in premiums collected, net of ceded premiums, and a $2.8 million increase in cash paid for operating expenses. The $2.1 million reduction in net premiums collected resulted from receiving cash in the forth quarter of 2005 relating to Florida homeowners policies renewing in the first quarter of 2006. Since the entire Florida homeowners line was new in the first quarter of 2005, there was not a similar amount of premiums paid in advance for the corresponding Florida homeowners policies written in the first quarter of 2005. The $2.8 million increase in cash paid for operating expenses was primarily attributable to the timing of payments made. These decreases in cash from operating activities were partially offset by a $1.2 million increase in taxes paid, a $734,000 increase in investment income received and other smaller increases.
     Net cash used in investing activities for the three months ended March 31, 2006 was $185,000 and was attributable to $1.4 million of net cash provided by investment portfolio sales and other dispositions in excess of investment portfolio purchases, partially offset by $620,000 of cash used for a contribution to NP Capital Trust I (an unconsolidated wholly-owned subsidiary used for our trust preferred securities issuance) and $634,000 of cash used for the acquisition of fixed assets. Net cash used in investing activities for the three months ended March 31, 2005 was $19.4 million and was attributable to $15.0 million of net cash used in investment portfolio purchases in excess of investment portfolio sales and other dispositions, $1.5 million of cash used for the acquisition of fixed assets and a $2.9 million of cash used to increase restricted cash.
     Net cash provided by financing activities for the three months ended March 31, 2006 was $17.6 million and was attributable to $20.2 million in proceeds (net of $627,000 of costs) received from the issuance of trust preferred securities partially offset by a $2.6 million decrease in net borrowings. Net cash used in financing activities for the three months ended March 31, 2005 was $788,000 and was attributable to a decrease in net borrowings.
     We believe existing cash and investment balances, as well as cash flows from operations, will be adequate to meet the capital and liquidity needs of North Pointe Holdings and each of its subsidiaries during the twelve-month period following the date of this report. We currently anticipate meeting our long-term capital and liquidity needs through a combination of cash flows from operations and possible future debt or equity financings. No assurances can be given, however, that we will generate cash flows from operations sufficient to meet our ongoing financial requirements or that debt or equity financing will be available to us upon acceptable terms, if at all, in the future.
     Contractual Obligations and Commitments
     The following table summarizes information about our contractual obligations which had significant changes since December 31, 2005. The minimum future principal and interest payments of our junior subordinated debt agreement, as of March 31, 2006, are as follows. This obligation requires one $20.6 million principal payment in 2036 and $448,000 quarterly interest payments.

						2011 and
	2006	2007	2008	2009	2010	thereafter	Total
	(Dollars in thousands)
Junior subordinated debt	$1,345	$1,794	$1,794	$1,794	$1,794	$65,728	$74,249

     Investments
     Our investment strategy is to invest in marketable and highly liquid investment-grade securities. We employ outside money managers to manage our investment portfolio based on investment guidelines approved by our board of directors. Our board reviews these guidelines annually. Our key objectives in developing our investment guidelines include maintaining sufficient liquidity to meet insurance operation obligations, ensuring capital preservation, and maximizing total return on the portfolio.
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

     Our cash and investment portfolio totaled $171.5 million and $142.9 million as of March 31, 2006 and December 31, 2005, respectively, and is summarized as follows:

	As of March 31, 2006		As of December 31, 2005
		Percent of		Percent of
	Amount	portfolio	Amount	portfolio
		(Dollars in thousands)
Fixed Income:
U.S. governmental and agency securities	$21,014	12.3%	$20,672	14.5%
Foreign governmental	300	0.2%	561	0.4%
Corporate securities	25,216	14.7%	31,509	22.0%
Muncipal securities	6,981	4.0%	—	0.0%
Mortgage-backed securities	29,858	17.4%	32,847	23.0%
Asset-backed	11,841	6.9%	12,429	8.7%

Total fixed-income	95,210	55.5%	98,018	68.6%

Cash, cash equivalents and restricted cash	65,354	38.1%	34,319	24.0%
Equity securities:
Common shares	10,407	6.1%	10,001	7.0%

Total equity securities	10,407	6.1%	10,001	7.0%

Other investments	553	0.3%	553	0.4%

Total	$171,524	100.0%	$142,891	100.0%

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
     The gross unrealized losses of our investments as of March 31, 2006 and the period of time such investments were in a loss position were as follows:

	As of March 31, 2006
	Less than 12 months		12 months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
U.S. governmental and agency securities	$12,869	$275	$7,698	$263	$20,567	$538
Foreign governmental	300	11	—	—	300	11
Corporate securities	14,584	589	10,552	477	25,136	1,066
Municipal securities	6,981	71	—	—	6,981	71
Mortgage-backed securities	16,668	573	13,018	660	29,686	1,233
Asset-backed	5,739	84	5,160	81	10,899	165

Total debt securities	$57,141	$1,603	$36,428	$1,481	$93,569	$3,084

Equity securities	$1,736	$96	$122	$34	$1,858	$130

Unpaid Losses and Loss Adjustment Expenses
     At March 31, 2006, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $57.9 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves.

     We generated a sensitivity analysis of our net reserves based on reasonably likely changes to the key assumptions which drive our reserves. Our most significant assumptions are the loss development factors applied to paid losses and case reserves to develop IBNR by product or coverage and our expected loss ratios developed through past experience, taking into account pricing changes, inflation, and other factors. Although historical loss development provides us with an indication of future loss development, it typically varies from year to year. Thus, for each accident year within each product or coverage, we select one loss development factor out of a range of historical factors. Our sensitivity analysis provides for possible variations from the selected loss development factors based on the year-to-year variations of historical loss development.
     We calculated the high end of the range primarily by increasing loss development factors to the high end of the historical range of loss development and we calculated the low end of the range by reducing loss development factors to the low end of the historical range of loss development. These changes were performed for the most recent three to five accident years. We believe that the historical range of loss development provides a good indication of reasonably likely changes to our reserve estimate.
     Such changes in key assumptions would have increased or decreased net reserves as of March 31, 2006 by $5.5 million or $3.4 million, respectively. If net reserves were $5.5 million greater as of March 31, 2006, our net income in 2006 and shareholders’ equity as of March 31, 2006 would have been lower by $3.6 million. Conversely, if net reserves were $3.4 million lower as of March 31, 2006, our net income for the three months ended March 31, 2006 and shareholders’ equity as of March 31, 2006 would have been greater by $2.2 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.

     The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of March 31, 2006.

	Net Reserves at March 31, 2006
	Personal	Commercial
	Lines	Lines
	Segment	Segment	Total
	(Dollars in thousands)
High end of range	$9,224	$54,179	$63,403
Carried reserves	8,555	49,356	57,911
Low end of range	7,799	46,757	54,556
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

     The table below presents a breakdown of our insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for incurred but not reported (IBNR) losses:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Case:
Commercial lines products
Liability	$13,091	$13,180
Property	8,089	8,246
Commercial multi-peril	21,110	19,942
Commercial automobile	3,448	4,325
Other	1,075	772

Total commercial lines	46,813	46,465

Personal lines products
Personal automobile	5,807	6,128
Homeowners	4,487	8,893

Total personal lines	10,294	15,021

Total case reserves	$57,107	$61,486

IBNR:
Commercial lines products
Liability	$13,205	$13,742
Property	3,680	3,868
Commercial multi-peril	17,682	14,613
Commercial automobile	3,975	2,622
Other	826	805

Total commercial lines	39,368	35,650

Personal lines products
Personal automobile	4,926	9,451
Homeowners	6,408	11,191

Total personal lines	11,334	20,642

Total IBNR reserves	$50,702	$56,292

Total:
Commercial lines products
Liability	$26,296	$26,922
Property	11,769	12,114
Commercial multi-peril	38,792	34,555
Commercial automobile	7,423	6,947
Other	1,901	1,577

Total commercial lines	86,181	82,115

Personal lines products
Personal automobile	10,733	15,579
Homeowners	10,895	20,084

Total personal lines	21,628	35,663

Total gross reserves	$107,809	$117,778

     The $10.0 million decrease in total gross reserves as of March 31, 2006 as compared to December 31, 2005 was primarily attributable to the settlement and payment of claims relating to hurricane losses in 2005, most of which were generated from Hurricane Wilma.

     The Company regularly updates its reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior period reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the three months ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005
	(Dollars in thousands)
Gross reserves, beginning of period	$117,778	$96,561
Less reinsurance recoverables, excluding Citizens’ assessment (1)	60,034	36,544

Net balance	57,744	60,017
Incurred related to
Current year	11,837	10,664
Prior years	(2,343)	(1,573)

Total incurred	9,494	9,091

Paid related to
Current year	2,136	1,551
Prior years	7,191	7,445

Total paid	9,327	8,996

Net balance, end of period	57,911	60,112
Plus reinsurance recoverables, excluding Citizens’ assessment (1)	49,898	28,952

Gross reserves, end of period	$107,809	$89,064

(1)	Reinsurance recoverables exclude a $3,429,000 and $5,955,000 recoverable attributable to the liability established for the anticipated Citizens’ assessment at March 31, 2006 and December 31, 2005, respectively. The liability for the Citizens’ assessment is not included in unpaid losses and loss adjustment expenses, therefore the related recoverable from reinsurers is also excluded.
Contingencies
     Citizens Property Insurance Company
     We are subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments to insurance companies that write business in Florida to cover deficits particularly in the event of significant hurricane losses.
     On March 23, 2006, Citizens reported to the Florida House Insurance Committee it was facing a deficit of more than $1.7 billion as a result of 2005 hurricane losses as well as adverse development from 2004 hurricane losses. In anticipation of an assessment from Citizens, the Company accrued a liability, net of reinsurance recoverables of $438,000, as of December 31, 2005. As of March 31, 2006, the net liability has been reduced to $216,000 in light of the anticipated cap on regular assessments and re-estimations of recoverable amounts.
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
     Interest Rate Risk
     Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2006 was 3.1 years.
     The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of March 31, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
	Estimated	Change in		Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Fair Value	Equity
As of March 31, 2006	(Dollars in thousands)
200 basis point increase	$88,253	$(6,957)	(7.3)%	(5.5)%
100 basis point increase	91,687	(3,523)	(3.7)	(2.8)
No Change	95,210	—	—	—
100 basis point decrease	98,700	3,490	3.7	2.8
200 basis point decrease	102,033	6,823	7.2	5.4

     Credit Risk
     An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements, which limit the portion of our total investment portfolio that we can invest in any one security. We primarily invested in U.S. government securities and investment-grade bonds.
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
     At March 31, 2006 and December 31, 2005, amounts due us from reinsurers were $72.2 million and $84.9 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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
     In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
     Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this report, we are not a party to any pending legal proceedings other than in the ordinary course of defending claims asserted against our policyholders, none of which, if decided adversely to us, would, in the opinion of management, have a material adverse effect on our business or financial position.
Item 1A. Risk Factors.
     There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
Effective April 13, 2006, we engaged Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2006. On April 10, 2006, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. Further information with regards to this matter is available on our Current Report on Form 8-K filed on April 14, 2006.
Item 6. Exhibits.

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH POINTE HOLDINGS CORPORATION
Date: May 12, 2006	By:	/s/ James G. Petcoff
James G. Petcoff
Chief Executive Officer, President & Chairman of the Board

Date: May 12, 2006	By:	/s/ John H. Berry
John H. Berry
Chief Financial Officer & Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.