Form 10-Q
period 2006-06-30
NORTH POINTE HOLDINGS CORP
filed 2006-08-11
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2006

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
Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding at August 4, 2006 was 9,122,687.

NORTH POINTE HOLDINGS CORPORATION
FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
Part II. Other Information
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	35
Second Amended and Restated Credit Agreement
Revolving Credit Note
Swing Line Credit Note
Amended and Restated Pledge Agreement
Third Amended and Restated Stock Pledge Agreement
Second Amended and Restated Security Agreement
Revolving Credit Note
Revolving Credit Note
Equity Incentive Plan Non-Employee Directors Restricted Stock Award
Certification of Chief Executive Officer to Rule 13a-14(a)
Certification of Chief Financial Officer to Rule 13a-14(a)
Certification of Chief Executive Officer to 18 U.S.C. Section 1350
Certification of Chief Financial Officer to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
North Pointe Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2006 (Unaudited) and December 31, 2005

	2006	2005
	(Dollars in thousands)
ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $111,308 and $100,337, respectively)	$107,523	$98,018
Common stocks, available for sale, at fair value (cost of $9,081 and $8,681, respectively)	10,280	10,001
Other investments	553	553

Total investments	118,356	108,572

Cash and cash equivalents	44,397	34,119
Restricted cash	200	200
Accrued investment income	1,158	840
Premiums and agents balances receivable, net	19,354	21,324
Reinsurance recoverables on
Paid losses	14,734	11,470
Unpaid losses	37,681	65,989
Prepaid reinsurance premiums	6,635	7,424
Deferred policy acquisition costs	10,658	9,578
Deferred federal income taxes, net	6,092	5,843
Federal income tax recoverable	1,357	2,199
Fixed assets, net of accumulated depreciation	5,899	4,990
Prepaid expenses and other assets	3,655	2,488

Total assets	$270,176	$275,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$96,429	$117,778
Unearned premiums	56,349	44,701
Debt	23,234	5,026
Amounts due to reinsurers	3,124	3,048
Accrued expenses and other liabilities	7,066	15,160
Premiums in advance	534	7,096

Total liabilities	186,736	192,809

Commitments and Contingent Liabilities
Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 9,122,687 and 9,116,687 issued and outstanding in 2006 and 2005, respectively	50,398	50,233
Preferred stock, no par value; 5,000,000 shares authorized and 0 issued and outstanding in 2006 and 2005	—	—
Retained earnings	34,749	32,653
Accumulated other comprehensive loss
Net unrealized losses on investments, net of deferred federal income tax benefit of $879 and $340 in 2006 and 2005, respectively	(1,707)	(659)

Total shareholders’ equity	83,440	82,227

Total liabilities and shareholders’ equity	$270,176	$275,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended June 30, 2006 and 2005

	2006	2005
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$22,182	$22,441
Assumed premiums written	—	(4)

Gross premiums written	22,182	22,437
Premiums ceded	(7,313)	(4,539)

Net premiums written	14,869	17,898
Decrease in net unearned premiums	6,347	5,159

Net premiums earned	21,216	23,057
Investment income, net of investment expenses	1,702	926
Net realized capital gains (losses)	22	(96)
Fees and other income	434	436

Total revenues	23,374	24,323

Expenses
Losses and loss adjustment expenses, net	10,528	9,274
Policy acquisition costs	5,646	5,236
Other underwriting and operating expenses	5,985	3,829
Interest expense	462	264

Total expenses	22,621	18,603

Income before federal income tax expense	753	5,720
Federal income tax expense	284	2,131

Net income	$469	$3,589

Earnings Per Share
Basic	$0.05	$0.73
Diluted	0.05	0.73
Weighted average number of common shares outstanding
Basic	9,114,187	4,889,187
Diluted	9,114,364	4,889,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$67,746	$67,635
Assumed premiums written	4	623

Gross premiums written	67,750	68,258
Premiums ceded	(15,725)	(8,694)

Net premiums written	52,025	59,564
Increase in net unearned premiums	(10,618)	(14,372)

Net premiums earned	41,407	45,192
Investment income, net of investment expenses	3,000	1,688
Net realized capital losses	(347)	(229)
Fees and other income	887	779

Total revenues	44,947	47,430

Expenses
Losses and loss adjustment expenses, net	20,022	18,365
Policy acquisition costs	11,293	11,265
Other underwriting and operating expenses	9,691	7,694
Interest expense	711	494

Total expenses	41,717	37,818

Income before federal income tax expense	3,230	9,612
Federal income tax expense	1,134	3,477

Net income	$2,096	$6,135

Earnings Per Share
Basic	$0.23	$1.25
Diluted	0.23	1.25
Weighted average number of common shares outstanding
Basic	9,114,187	4,889,187
Diluted	9,114,570	4,889,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2006 and 2005

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balances, April 1, 2005	$5,880	$31,349	$(791)	$36,438
Comprehensive income
Net income		3,589		3,589
Unrealized gains on investments, net of deferred federal income tax expense of $605			1,176	1,176

Total comprehensive income				4,765

Balances, June 30, 2005	$5,880	$34,938	$385	$41,203

Balances, April 1, 2006	$50,315	$34,280	$(990)	$83,605
Stock-based employee compensation	83			83
Comprehensive income
Net income		469		469
Unrealized losses on investments, net of deferred federal income tax benefit of $368			(717)	(717)

Total comprehensive loss				(248)

Balances, June 30, 2006	$50,398	$34,749	$(1,707)	$83,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2006 and 2005

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balances, January 1, 2005	$5,880	$28,803	$9	$34,692
Comprehensive income
Net income		6,135		6,135
Unrealized gains on investments, net of deferred federal income tax expense of $194			376	376

Total comprehensive income				6,511

Balances, June 30, 2005	$5,880	$34,938	$385	$41,203

Balances, January 1, 2006	$50,233	$32,653	$(659)	$82,227
Stock-based employee compensation	165			165
Comprehensive income
Net income		2,096		2,096
Unrealized losses on investments, net of deferred federal income tax benefit of $539			(1,048)	(1,048)

Total comprehensive income				1,048

Balances, June 30, 2006	$50,398	$34,749	$(1,707)	$83,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net income	$2,096	$6,135
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	401	289
Net realized losses on sales and other dispositions of investments	347	229
Stock compensation expense	165	—
Deferred federal income tax expense	290	(152)
Change in assets and liabilities
Premiums and agents balances receivable, net	1,970	(520)
Accrued investment income	(318)	(255)
Reinsurance recoverable, net	25,120	10,863
Prepaid reinsurance premiums	789	(1,298)
Deferred policy acquisition costs	(1,080)	(1,273)
Federal income tax recoverable	842	436
Prepaid expenses and other assets	136	(226)
Losses and loss adjustment expenses	(21,349)	(10,038)
Unearned premiums	11,648	13,826
Accrued expenses and other liabilities	(8,025)	520
Premiums in advance	(6,562)	(453)

Net cash provided by operating activities	6,470	18,083

Cash flows from investing activities
Proceeds from maturities of debt securities	4,545	3,326
Proceeds from sales of debt securities	20,133	17,555
Proceeds from sales of equity securities	2,280	1,768
Purchases of debt securities	(36,439)	(49,450)
Purchases of equity securities	(2,415)	(1,708)
Purchases of fixed assets	(1,193)	(1,782)
Capital Contribution to NP Capital Trust I	(620)	—
Change in restricted cash	—	(3,156)

Net cash used in investing activities	(13,709)	(33,447)

Cash flows from financing activities
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	20,500	31,778
Repayments of debt	(2,983)	(29,134)

Net cash provided by financing activities	17,517	2,644

Increase (decrease) in cash and cash equivalents	10,278	(12,720)
Cash and cash equivalents
Beginning of period	34,119	29,678

End of period	$44,397	$16,958

Supplemental cash flow information — cash paid during the period for
Interest	$674	$567
Federal income taxes	1	3,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements
1. Basis of Financial Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of North Pointe Holdings Corporation (“North Pointe Holdings”) and its wholly-owned subsidiaries, except for NP Capital Trust I. North Pointe Holdings is a holding company domiciled in the state of Michigan. North Pointe Holdings’ wholly-owned subsidiaries include North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”), Midfield Insurance Company (“Midfield”), and Alliance Surety Holdings, Inc. North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), NP Premium Finance Company (“NP Premium”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe”), Home Pointe Managing General Agency, Inc. and South Pointe Financial Services, Inc. North Pointe Holdings and its consolidated subsidiaries are referred to collectively herein as the “Company.” In addition, the consolidated financial statements include the equity ownership and earnings of NP Capital Trust I, a Delaware trust, the common interests in which are 100% owned by North Pointe Holdings.
     The Company’s condensed consolidated financial statements as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005 are unaudited.
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
     The interim financial data for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 21, 2006. Certain prior period amounts have been reclassified to conform with current period presentation.
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
Recent Accounting Pronouncements
     Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We currently are assessing the impact of Interpretation No. 48 on our results of operations and financial position.

2. Earnings Per Share
     Set forth below is the reconciliation between the number of weighted average common shares outstanding and the weighted average common shares used in computing basic and diluted earnings per share for the three and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share data)
Net income	$469	$3,589	$2,096	$6,135

Weighted average shares outstanding	9,117,281	4,889,187	9,116,986	4,889,187
Unvested restricted stock	(3,094)	—	(2,799)	—

Weighted average shares outstanding used for Basic EPS	9,114,187	4,889,187	9,114,187	4,889,187
Dilutive effect of restricted stock	177	—	383	—

Weighted average shares outstanding used for Diluted EPS	9,114,364	4,889,187	9,114,570	4,889,187

Basic earnings per share	$0.05	$0.73	$0.23	$1.25
Diluted earnings per share	$0.05	$0.73	$0.23	$1.25
     As of June 30, 2006, there were non-vested outstanding employee stock option awards which could eventually be exercised for up to 377,500 shares of common stock. These potential additional shares outstanding were not included in the diluted earning per share because they would be anti-dilutive. Historical earnings per share reflect the 8.49-to-one common stock split which occurred in September 2005.
3. Income Taxes
     The provisions for federal income taxes for the three months and six months ended June 30, 2006 and 2005 consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Current tax (benefit) expense	$(82)	$2,752	$844	$3,629
Deferred tax expense relating to
NOL carryforwards	—	—	358	401
Other deferred tax expense (benefit)	366	(621)	(68)	(553)

Total federal income tax expense	$284	$2,131	$1,134	$3,477

     The effective income tax rates of 37.7% and 37.3% for the three months ended June 30, 2006 and 2005, respectively, and the effective income tax rates of 35.1% and 36.2% for the six months ended June 30, 2006 and 2005, respectively, are different from the amount computed at the statutory federal rate of 34.0%. Reconciliations between our tax provisions and the tax provision computed from our pre-tax income and the statutory rate, for the three and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Tax provision at the 34% statutory rate	$256	$1,945	$1,098	$3,268
Tax effect of
Dividend received deduction	(10)	(7)	(18)	(14)
Other, net	38	193	54	223

Total federal income tax expense	$284	$2,131	$1,134	$3,477

     At June 30, 2006, the Company had net operating loss (NOL) carryforwards of $6,681,000 available to offset future taxable income. These NOL carryforwards are limited by federal tax regulations to offset taxable income by $1,053,000 in 2006 (which were fully utilized in the first quarter) and $960,000 annually, thereafter.
     The components of deferred tax assets and liabilities as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Deferred federal income tax assets
Loss and loss adjustment expenses	$2,442	$2,445
Unearned premiums	3,381	2,659
NOL carryforwards	2,271	2,629
Premiums receivable	85	85
Lease obligation	142	165
Intangible asset	323	340
Net unrealized losses on investments	879	340
Citizens’ assessment	53	186
Other	478	389

Total deferred tax assets	10,054	9,238

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,624	3,257
Other	338	138

Total deferred tax liabilities	3,962	3,395

Net deferred federal income tax assets	$6,092	$5,843

4. Stock-based Compensation
     On June 22, 2006, the Company granted 6,000 restricted shares of the Company’s common stock (1,000 shares to each of the six non-employee directors) having a market value of $7.95 per share. The restricted shares will vest on the second anniversary of the grant date, provided the director is still serving as a director of the Company on such date. A total of $48,000 of compensation expense for the unvested restricted stock will be recognized on a straight-line basis for the remainder of the two-year vesting period. Non-vested restricted shares are forfeited upon termination of the director’s position.

5. Outstanding Debt
     Senior Credit Facility
     On June 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank, as agent (“Comerica”), JP Morgan Chase Bank, and Fifth Third Bank, which replaced a previous Amended Credit Agreement between the parties dated January 26, 2004, the term of which was set to expire on July 1, 2006. The Credit Agreement provides for a revolving credit line in the aggregate amount of $25.0 million. At June 30, 2006, there was a $45,000 balance on the line bearing interest at 7.25%.
     Borrowings under the revolving credit facility bear interest at a floating rate equal to either (1) a Eurodollar rate equal to a stated margin of 1.25% plus the interest rate certain of Comerica’s lending offices offer on deposits to prime banks in the Eurodollar market or (2) a rate based upon Comerica’s prime rate of interest less 1.00%. Interest on Eurodollar-based rate advances is payable on the last day of the interest period applicable thereto. Interest on prime-based rate advances is payable quarterly in arrears. The full amount borrowed under the Credit Agreement will mature on June 30, 2009.
     The Credit Agreement provides that Comerica will issue, on behalf of the Company, letters of credit in amounts up to $5,000,000. The amount of any outstanding letters of credit by Comerica will reduce, dollar for dollar, the aggregate amount available under the revolving credit line.
     The borrowings under the Credit Agreement may be used to finance certain permitted acquisitions and to fund working capital needs of the Company. The obligations under the Credit Agreement are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by (1) a pledge by the Company of 100% of the issued and outstanding stock of certain subsidiaries of the Company and (2) a security interest in substantially all of the tangible and intangible assets of certain subsidiaries of the Company.
     The Credit Agreement requires that the Company comply with various financial and other covenants, including requirements that it maintain an A.M Best rating of no less than “B+” for certain of its insurance company subsidiaries and that the Company maintain the following financial ratios for each insurance company subsidiary:
     · adjusted capital and surplus will be in excess of 215% of authorized control level risk-based capital as of each fiscal year end;
     · there shall be no more than four IRIS calculations that result in unusual values at each fiscal year end;
     · the ratio of net premiums written to statutory capital and surplus will not exceed more than 4.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company and 2.5 to 1.0 in the case of North Pointe Insurance Company; and
     · the ratio of gross premiums written to statutory surplus will not exceed more than 10.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company and 3.0 to 1.0 in the case of North Pointe Insurance Company.
     The Credit Agreement contains negative covenants restricting the Company’s ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of its assets, acquire the stock or assets of another entity or declare or pay any dividends, guaranty the obligations of a third party, incur indebtedness, and make certain investments.
     Trust Preferred Securities
     On February 22, 2006, the Company issued $20,000,000 of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly-formed Delaware trust, NP Capital Trust I (“NP Trust”).
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
     This securities issuance is part of the Company’s long-term strategy to expand its operations through organic growth and acquisition in an opportunistic fashion, and continue to strengthen the financial position of its underlying insurance company subsidiaries. The Company primarily invested the $19,310,000 of proceeds, which is net of $690,000 of issuance costs, in high-grade debt securities which will remain available to fund future contributions to its subsidiaries, acquisition activities as they may arise, and other capital uses. In June 2006, the Company contributed $3.0 million of the funds to North Pointe Casualty to meet the minimum statutory capital and surplus of $15.0 million required by many states for surplus lines carriers.
     The Company obtained consents and waivers from its senior lenders acknowledging that the purchase of its equity interest in and issuance of subordinated debt securities to NP Trust and the guaranty of the NP Trust’s preferred securities would not constitute an event of default under the senior credit facility.
     Maturities of outstanding debt at June 30, 2006 are as follows:

(Dollars in
Year	thousands)
2006	$58
2007	122
2008	130
2009	183
2010	146
2011 and thereafter	22,595

$23,234

6. Contingencies
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
     Citizens is experiencing a deficit approximating $1.7 billion as a result of 2005 hurricane losses as well as adverse development from 2004 hurricane losses. In anticipation of an assessment from Citizens, the Company accrued a liability, net of reinsurance recoverables, of $438,000 as of December 31, 2005. As of March 31, 2006, the net liability had been reduced to $216,000. As of June 30, 2006, the net liability has been reduced to $72,000, and is expected to be assessed and paid later this year. These reductions were substantially driven by the decision of the Florida legislature to appropriate funds to cover a portion of the deficit, an anticipated cap on regular assessments and re-estimations of recoverable amounts.
     Citizens’ deficit could change because ultimate hurricane losses are difficult to estimate. Additionally, the Florida legislature may further alter how existing and/or future Citizens’ deficits will be recovered.
     In the second quarter of 2006, the Company was assessed $1.4 million by the Florida Insurance Guaranty Association, Inc. (“FIGA”). This assessment equaled two percent of the Company’s $69.1 million direct premiums written in the State of Florida in 2005 and was paid in July 2006. FIGA services Florida policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within the insolvent companies, FIGA can assess other property and casualty insurance companies writing in Florida. Assessments are capped at two percent of the assessed companies’ annual direct premiums written in the prior year. FIGA has publicly proposed increasing the cap on any one year’s assessment from two percent to four percent. The current assessment resulted from the liquidation of the POE Financial Insurance Group including Southern Family Insurance Company, Atlantic Preferred Insurance Company and Florida Preferred Property Insurance Company. In the event that carriers become insolvent in any state, including Florida, the Company could be subject to assessments from such states’ guaranty organizations.
7. Segment Reporting
     The Company evaluates its operations through three operating segments: commercial lines insurance, personal lines insurance and administrative services.

     The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment as such disclosure would be impracticable. The following are the Company’s revenues and income (loss) before federal income tax expense for the three and six months ended June 30, 2006 and 2005 by operating segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Total Revenues
Commercial lines
Liability	$6,172	$6,083	$11,874	$11,899
Property	1,852	1,971	3,526	3,831
Commercial multi-peril	6,111	5,683	11,994	11,192
Commercial automobile	1,478	1,591	3,047	3,105
Other	632	818	1,260	1,449

Total commercial lines	16,245	16,146	31,701	31,476

Personal lines
Personal automobile	—	161	—	1,386
Homeowners	4,971	6,750	9,706	12,330

Total personal lines	4,971	6,911	9,706	13,716

Administrative services
Affiliated companies	7,494	7,563	19,200	17,247
Non-affiliated companies	434	436	887	779

Total administrative services	7,928	7,999	20,087	18,026

Corporate and eliminations
Investment activity	1,724	830	2,653	1,459
Eliminations	(7,494)	(7,563)	(19,200)	(17,247)

Total revenues	$23,374	$24,323	$44,947	$47,430

Income (loss) before federal income tax expense
Commercial lines
Liability	$1,539	$348	$6,280	$514
Property	367	282	(576)	(96)
Commercial multi-peril	(1,752)	978	(3,104)	2,288
Commercial automobile	(278)	215	(793)	(556)
Other	43	195	(250)	171

Total commercial lines	(81)	2,018	1,557	2,321

Personal lines
Personal automobile	(935)	(364)	(2,198)	(473)
Homeowners	(116)	1,705	(1,506)	2,826

Total personal lines	(1,051)	1,341	(3,704)	2,353

Administrative services	1,308	1,882	4,138	4,258

Corporate and eliminations
Investment activity	1,724	830	2,653	1,459
Other expense, net	(1,147)	(351)	(1,414)	(779)

Income before federal income tax expense	$753	$5,720	$3,230	$9,612

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
Note on Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
•	our ability to accurately price the risks we underwrite;

•	existing and future regulations by local, state and federal governments, including regulatory limitations on our ability to increase rates in Florida in order to absorb increases in reinsurance costs and catastrophe losses;

•	the occurrence of severe weather conditions and other catastrophes;

•	risks associated with high concentration of our business in certain geographic markets;

•	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

•	the establishment of adequate loss and loss adjustment expense reserves;

•	retention and recruiting of independent agents and the potential loss of key personnel;

•	failure to pay claims accurately;

•	inability to implement our growth strategies;

•	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

•	the cyclical and seasonal nature of the industries within which we operate;

•	intense competition with other insurance companies;

•	our ability to obtain and retain trade association endorsements;

•	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

•	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

•	ratings of our insurance company subsidiaries by A.M. Best;

•	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

•	adverse market conditions that could negatively impact our investment portfolio;

•	reliance on information technology and telecommunication systems;

•	our limited history writing homeowners insurance policies in Florida;

•	changes in insurance-related laws and regulations;

•	our ability to implement and maintain adequate internal controls in our business;

•	management’s ability to effectively manage a public company; and

•	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described under the caption “Risk Factors” in the Prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220) and any past or subsequent filings on Forms 10-K, 10-Q and 8-K.
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
Critical Accounting Estimates
     We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. The accounting estimates and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are those that we consider to be our critical accounting estimates. As of June 30, 2006, there have been no material changes with respect to any of our critical accounting estimates.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
     Results of Operations
     We evaluate the performance of our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums written. We measure our profitability by examining our net income, loss ratios, expense ratios and combined ratios. The following table provides financial results and key measures that we use to evaluate our results. In discussing the trends in our financial results, we refer principally to the information contained in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross premiums written:
Commercial lines	$18,559	$19,344	$39,550	$37,966
Personal lines	3,623	3,093	28,200	30,292

Total gross premiums written	22,182	22,437	67,750	68,258

Net premiums written:
Commercial lines	14,212	16,517	29,887	32,202
Personal lines	657	1,381	22,138	27,362

Total net premiums written	14,869	17,898	52,025	59,564

Revenues:
Net premiums earned:
Commercial lines	16,245	16,146	31,701	31,476
Personal lines	4,971	6,911	9,706	13,716

Total net premiums earned	21,216	23,057	41,407	45,192
Investment income, net	1,702	926	3,000	1,688
Net realized capital gains (losses)	22	(96)	(347)	(229)
Fees and other income	434	436	887	779

Total revenues	23,374	24,323	44,947	47,430

Expenses:
Losses and loss adjustment expenses, net	10,528	9,274	20,022	18,365
Policy acquisition costs	5,646	5,236	11,293	11,265
Other underwriting and operating expenses	5,985	3,829	9,691	7,694
Interest expense	462	264	711	494

Total expenses	22,621	18,603	41,717	37,818

Income before federal income tax expense	753	5,720	3,230	9,612
Federal income tax expense	284	2,131	1,134	3,477

Net income	$469	$3,589	$2,096	$6,135

Loss ratio:
Commercial lines	50.4%	39.0%	42.3%	41.1%
Personal lines	47.0%	43.2%	68.0%	39.6%
Consolidated	48.6%	39.5%	47.3%	39.9%
Expense ratio	53.7%	38.6%	49.6%	41.2%
Combined ratio	102.3%	78.1%	96.9%	81.1%

     Overview
     Net income for the three months ended June 30, 2006 was $469,000 as compared to $3.6 million for the three months ended June 30, 2005, a decrease of $3.1 million. The decrease in net income was primarily driven by a $1.7 million after-tax increase in reinsurance costs, a $913,000 after-tax charge from an assessment imposed by the Florida Insurance Guaranty Association, Inc., or FIGA, and an $828,000 after-tax increase in losses and loss adjustment expenses. We experienced increased losses in our Midwest homeowners line resulting from higher storm activity and increased losses in liability coverages within our Florida small business line.
     Our Florida small business line reflected a 13.8% decrease in gross premiums written in the second quarter of 2006 as compared to the corresponding period in 2005. This was the result of the implementation of a strategic and promptly-executed plan to reduce wind exposure in Florida when it became evident, in early June 2006, that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season. We achieved this reduction through the cancellation and non-renewal of all policies included in specific classes within our Florida small business line. We made the decision to reduce our exposure in early June and the plan was substantially completed by July 21, 2006. We expect this will reduce total annualized gross premiums written in our Florida small business line by approximately $18.0 million, or 40.0%. As of July 21, 2006, we have decreased total insurable value on wind exposed risks by approximately 75.0%. While we expect to see a decrease in premiums earned in the remaining two quarters of 2006 attributable to this effort, we expect increases in rates and growth in new lines of business to more than offset these decreases.
     On February 22, 2006, we raised $19.3 million, net of issuance costs, through the issuance of 30-year trust preferred securities. This is recorded in our consolidated balance sheet as debt. On June 30, 2006, we refinanced our senior credit facility, increasing the revolving credit line to $25.0 million. Having access to capital through the securities issuance and the refinancing of our senior line of credit is part of our long-term strategy to expand our operations through organic growth and acquisitions in an opportunistic fashion, and to continue to strengthen the financial position of our insurance company subsidiaries.
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
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Gross premiums written for the three months ended June 30, 2006 were $22.2 million as compared to $22.4 million for the three months ended June 30, 2005, a decrease of $255,000, or 1.1%. This decrease was primarily attributable to a decrease of $785,000 in gross premiums written in our commercial lines segment, partially offset by an increase of $530,000 in gross premiums written in our personal lines segment.
     Gross premiums written in our commercial lines segment for the three months ended June 30, 2006 were $18.6 million as compared to $19.3 million for the corresponding period in 2005, a decrease of $785,000, or 4.0%. This decrease in gross premiums written was substantially attributable to a decrease in policy count in our Florida small business line. We experienced a 13.8% decrease in our Florida small business line in the second quarter of 2006 as a result of the cancellations we submitted due to the lack of catastrophe reinsurance coverage. More cancellations were effective in July and August 2006. Total cancellations will result in a reduction of approximately $18.0 million of annual gross premiums written, or approximately 40.0% of the gross premiums written generated from our Florida small business line.
     Gross premiums written in our personal lines segment for the three months ended June 30, 2006 were $3.6 million as compared to $3.1 million for the corresponding period in 2005, an increase of $530,000, or 17.7%. This increase in gross premiums written was attributable to an increase in Florida homeowners policies written in the second quarter, partially offset by a decrease in premiums written in our Midwest homeowners line.
     Our Florida homeowners line comprised $2.5 million and $1.7 million of the total gross premiums written in our personal lines segment for the second quarter of 2006 and 2005, respectively. Substantially all of our Florida homeowners line renews in the first quarter resulting in a disproportionate amount of gross premiums written in the first quarter as compared to the whole year. We expect premium volume to continue to increase outside of the first quarter as new business is acquired throughout the year.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Gross premiums written for the six months ended June 30, 2006 were $67.8 million as compared to $68.3 million for the six months ended June 30, 2005, a decrease of $508,000, or 0.7%. This decrease was primarily attributable to a decrease of $2.0 million in gross premiums written in our personal lines segment, partially offset by a $1.5 million increase in gross premiums written in our commercial lines segment.

     Gross premiums written in our commercial lines segment for the six months ended June 30, 2006 were $39.5 million as compared to $38.0 million for the corresponding period in 2005, an increase of $1.5 million, or 3.9%. This increase in gross premiums written was attributable to an increase in average premiums per policy. Policy count in our commercial lines segment was 20,700 as of June 30, 2006 as compared to 21,700 as of June 30, 2005, a decrease of 1,000 policies, or 4.6%. For the six months ended June 30, 2006, we experienced a small decrease in gross premiums written in our Bowling and Restaurant Bar Tavern, or RBT, lines which was mostly offset by a small increase in our Florida small business line. All of the increase in gross premiums written in our Florida small business line occurred in the first quarter of 2006 and was substantially offset by a decrease in the second quarter as a result of the cancellations and non-renewals. The decrease in our RBT line was attributable to a reduction in policy count resulting from a more competitive market. Gross premiums written in our Bowling line was lower in the first quarter of 2006 as compared to the corresponding period in 2005, but regained volume in the second quarter of 2006 and is expected to trend higher as we expand further into other states.
     Due to the lack of catastrophe reinsurance availability, we submitted notices of cancellation or non-renewal to approximately 40.0% of our Florida small business policyholders in June 2006. The non-renewals and cancellations had varying effective dates which began in late June 2006 and continued into July and August. This reduction in policy count has reduced the total insurable value with wind exposure by approximately 75.0%. We believe that the catastrophe reinsurance that we ultimately obtained is adequate for this lower risk profile. See “Reinsurance,” included elsewhere within this Quarterly Report on Form 10-Q.
     While we did not cancel the Bowling line written in Florida, we have reduced our exposure to catastrophe losses in the Bowling line through a combination of certain non-renewals, higher deductibles and other increased underwriting restrictions. In addition, we have taken measures to substantially increase rates on the Bowling line, as well as our other Florida commercial lines which we are retaining, including contractor and RBT lines.
     Gross premiums written in our personal lines segment for the six months ended June 30, 2006 were $28.2 million as compared to $30.2 million for the corresponding period in 2005, a decrease of $2.0 million, or 6.6%. This decrease in gross premiums written was attributable to a decrease in policy count partially offset by an increase in average premiums per policy. Policy count in our personal lines segment was 29,500 as of June 30, 2006 as compared to 37,500 as of June 30, 2005, a decrease of 8,000 policies, or 21.3%. Policy count decreased in both our Midwest homeowners and Florida homeowners lines. The policy count in our Florida homeowners line decreased by 7,200 policies, or 23.3%. The decrease in policy count in our Florida homeowners line is a result of our efforts to more selectively underwrite the risks. The decrease in policy count in our Midwest homeowners line is attributable to continuing competitive pressures in that market.
     Net Premiums Written
     Net premiums written is the amount of our gross premiums written less the amount of premiums that we transfer, or cede, to our reinsurers based upon the risks they accept pursuant to our reinsurance treaties. We relate our net premiums written to gross premiums written to measure the amount of premium we retain after cessions to reinsurers. We maintain a multi-line, excess of loss treaty covering substantially all lines and a variety of other reinsurance treaties, including catastrophe, corporate clash and facultative coverage.
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Net premiums written for the three months ended June 30, 2006 were $14.9 million as compared to $17.9 million for the three months ended June 30, 2005, a decrease of $3.0 million, or 16.8%. The decrease in net premiums written was primarily attributable to an increase in premiums ceded to reinsurers. Ceded premiums written for the three months ended June 30, 2006 were $7.3 million as compared to $4.5 million for the corresponding period in 2005, an increase of $2.8 million, or 62.2%.
     Of the $2.8 million increase in ceded premiums written, approximately $1.9 million was attributable to catastrophe reinsurance rates, $831,000 was attributable to our crop program in which we cede 98.0% of our gross premiums (and 100.0% of the losses). We wrote our first crop policies in the first quarter of 2006. Other, smaller, net changes accounted for the remainder of the increase.
     Of the $1.9 million in additional ceded premiums attributable to rate increases, approximately $1.2 million was attributable to increased rates in our catastrophe reinsurance treaties covering our Florida homeowners line and approximately $662,000 was attributable to increases in the rate of our catastrophe reinsurance treaties covering our commercial and Midwest homeowners lines of business.
     Catastrophe reinsurance coverage for the Florida homeowners business renews annually on June 1st. As a result of entering the Florida homeowners market in December 2004, we were able to obtain lower catastrophe reinsurance rates in the first five months of 2005 since the catastrophe season for that contract year had already passed. Upon renewal, effective June 1, 2005, the new catastrophe rates were substantially higher, reflecting 2005 hurricane season risks for which it provided coverage.

     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Net premiums written for the six months ended June 30, 2006 were $52.0 million as compared to $59.6 million for the corresponding period in 2005, a decrease of $7.6 million, or 12.8%. The decrease in net premiums written was primarily attributable to an increase in premiums ceded to reinsurers. Ceded premiums written for the six months ended June 30, 2006 were $15.7 million (or 23.2% of gross premiums written) as compared to $8.7 million (or 12.7% of gross premiums written) for the corresponding period in 2005, a $7.0 million increase, or 80.5%.
     Of the $7.0 million increase in ceded premiums written, approximately $3.9 million was attributable to increased catastrophe reinsurance rates, $1.3 million was attributable to our new crop program, which we began writing in early 2006, $723,000 was attributable to reinstatement premiums arising from losses ceded from Hurricane Wilma and $620,000 was attributable to the transfer of unearned premiums from old reinsurance contracts to new reinsurance contracts. We do not expect further reinsurance costs in 2006 from reinstatement premiums or the transfer of unearned premiums unless we experience new hurricane losses or enter into new unearned premium transfer arrangements. Other, smaller, increases were partially offset by other decreases and generally represented increased premium volume in our commercial lines.
     Net Premiums Earned
     Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy. Ceded premiums earned reduce gross premiums earned to arrive at net premiums earned.
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Net premiums earned for the three months ended June 30, 2006 were $21.2 million as compared to $23.1 million for the three months ended June 30, 2005, a decrease of $1.9 million, or 8.2%. The decrease in net premiums earned is primarily attributable to an increase in ceded premiums earned. For the three months ended June 30, 2006, ceded premiums earned were $7.4 million as compared to $4.8 million for the corresponding period in 2005, an increase of $2.6 million, or 54.2%. The increase in ceded premiums earned was primarily attributable to the increase in ceded premiums written discussed above.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Net premiums earned for the six months ended June 30, 2006 were $41.4 million as compared to $45.2 million for the six months ended June 30, 2005, a decrease of $3.8 million, or 8.4%. The decrease in net premiums earned is primarily attributable to an increase in ceded premiums earned. For the six months ended June 30, 2006, ceded premiums earned were $14.7 million as compared to $9.2 million for the corresponding period in 2005, an increase of $5.5 million, or 59.8%. The increase in ceded premiums earned was primarily attributable to the increase in ceded premiums written discussed above.
     Our premiums earned by segment, for the three and six months ended June 30, 2006 and 2005, are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross premiums earned:
Commercial lines	$20,656	$19,107	$40,374	$37,286
Personal lines	7,918	8,771	15,728	17,146

Total	28,574	27,878	56,102	54,432

Ceded premiums earned:
Commercial lines	4,411	2,961	8,673	5,810
Personal lines	2,947	1,860	6,022	3,430

Total	7,358	4,821	14,695	9,240

Net premiums earned:
Commercial lines	16,245	16,146	31,701	31,476
Personal lines	4,971	6,911	9,706	13,716

Total	$21,216	$23,057	$41,407	$45,192

     Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Net investment income for the three months ended June 30, 2006 was $1.7 million as compared to $926,000 for the three months ended June 30, 2005, an increase of $774,000, or 83.6%. The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield on our portfolio as discussed below.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Net investment income for the six months ended June 30, 2006 was $3.0 million as compared to $1.7 million for the six months ended June 30, 2005, an increase of $1.3 million, or 76.5%. The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield from 2.7% in the first half of 2005 to 3.9% in the first half of 2006. Average cash and invested assets for the first half of 2006 was $152.9 million as compared to $124.8 million for the first half of 2005.
     The increase in the average yield for the first half of 2006 as compared to the corresponding period of 2005 was attributable to an increase in the prevailing market interest rates. For example, the average yield on the three-year U.S. Treasury notes increased from 3.7% for the first half of 2005 to 4.8% for the first half of 2006, which we believe reflects the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. The average duration of our debt securities portfolio was 3.5 and 3.3 years as of June 30, 2006 and 2005, respectively. The yield-to-earliest call date of our debt securities portfolio was 5.6% as of June 30, 2006.
     Net Realized Gains and Losses on Investments
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Realized gains, net of realized losses, on the disposition of investments for the three months ended June 30, 2006 were $22,000 as compared to net realized losses of $96,000 for the three months ended June 30, 2005. This change was attributable to normal business fluctuations and not to any identifiable trend.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Realized losses, net of realized gains, on the disposition of investments for the six months ended June 30, 2006 were $347,000 as compared to net realized losses of $229,000 for the corresponding period in 2005. This change was attributable to an increase in prevailing market interest rates, which increased the amount of realized losses on debt securities sold during the first half of 2006 as compared to the corresponding period of 2005. Substantially all of the realized losses are generated from the sales or calls of debt securities. Since the fair value of the debt securities within our portfolio decreases as prevailing market interest rates rise (which has been the case), a substantial portion of our debt security holdings currently have small unrealized loss positions.
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
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Fees and other income for the three months ended June 30, 2006 were $434,000 as compared to $436,000 for the three months ended June 30, 2005, a decrease of $2,000, or 0.5%. This change was attributable to normal business fluctuations and not to any identifiable trend.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Fees and other income for the six months ended June 30, 2006 were $887,000 as compared to $779,000 for the six months ended June 30, 2005, an increase of $108,000, or 13.9%. This increase is the result of a number of individually insignificant items and is not attributable to any identifiable trend.

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
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Losses and loss adjustment expenses for the three months ended June 30, 2006 were $10.5 million as compared to $9.3 million for the three months ended June 30, 2005, an increase of $1.2 million, or 12.9%. Our loss ratio for the three months ended June 30, 2006 was 48.6% as compared to 39.5% for the corresponding period in 2005. Losses and loss adjustment expenses were increased by $847,000 of adverse reserve development for the three months ended June 30, 2006 as compared to a $369,000 decrease due to favorable reserve development for the corresponding period in 2005.
     The loss ratio for our commercial lines segment for the three months ended June 30, 2006 was 50.4% as compared to 39.0% for the corresponding period in 2005. This increase in the loss ratio was substantially attributable to increased losses and loss adjustment expenses, an increase in ceded premiums earned and adverse reserve development. The loss and loss adjustment expenses include $318,000 of adverse reserve development in the second quarter of 2006 as compared to $261,000 of favorable reserve development in the corresponding period in 2005.
     The loss ratio for our personal lines segment for the three months ended June 30, 2006 was 47.0% as compared to 43.2% for the corresponding period in 2005. This increase in the loss ratio was substantially attributable to an increase in ceded premiums earned and adverse reserve development. These increases to the loss ratio were partially offset by a reduction in Florida homeowners losses. The losses and loss adjustment expenses include $529,000 of adverse reserve development in the second quarter of 2006 as compared to $108,000 of favorable reserve development in the corresponding period in 2005. The $529,000 of adverse development in the second quarter of 2006 was attributable to $904,000 of adverse development in our personal automobile line (which is in run-off), partially offset by $375,000 of favorable reserve development in our homeowners line.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Losses and loss adjustment expenses for the six months ended June 30, 2006 were $20.0 million as compared to $18.4 million for the six months ended June 30, 2005, an increase of $1.6 million, or 8.7%. Our loss ratio for the six months ended June 30, 2006 was 47.3% as compared to 39.9% for the corresponding period in 2005. Losses and loss adjustment expenses were reduced by $1.5 million of favorable reserve development for the six months ended June 30, 2006 as compared to $1.9 million of favorable reserve development for the corresponding period in 2005.
     The following table illustrates the effects of changes in prior period reserve estimates on the loss ratios for all lines for the six months ended June 30, 2006 and 2005.

All Lines	2006	2005
Loss ratios before effects of reserve development	50.8%	44.1%
Decrease in loss ratios attributable to reserve development	(3.5)%	(4.2)%

Total lines loss ratios	47.3%	39.9%

     The loss ratio for our commercial lines segment for the six months ended June 30, 2006 was 42.3% as compared to 41.1% for the corresponding period in 2005. This increase in the loss ratio was substantially attributable to increased losses and loss adjustment expenses and an increase in ceded premiums earned, partially offset by a $2.1 million increase in favorable reserve development.
     Favorable development from prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $3.0 million in the six months ended June 30, 2006 as compared to $836,000 for the corresponding period in 2005. The $3.0 million of favorable development in the six months ended June 30, 2006 was primarily attributable to $4.5 million of favorable development from our liability coverages (of which $2.3 million was generated in the 2004 accident year with the remainder substantially generated in the 2001 through 2003 accident years) and $1.2 million of favorable development in our property lines, substantially generated from the 2005 accident year. These redundancies were partially offset by $2.3 million of adverse development in our commercial multi-peril coverages (substantially attributable to the 2004 and 2005 accident years) and $441,000 of adverse development in our commercial automobile line. The development in our liability and commercial multi-peril coverages was primarily due to adjustments to our expected loss ratios.

     The following table illustrates the effects of changes in prior period reserve estimates on our commercial lines loss ratios for the six months ended June 30, 2006 and 2005.

Commercial Lines	2006	2005
Loss ratios before effects of reserve development	51.6%	43.8%
Decrease in loss ratios attributable to reserve development	(9.3)%	(2.7)%

Total commerical lines loss ratios	42.3%	41.1%

     The loss ratio in our commercial lines segment, before the effects of reserve development, increased 7.8 percentage points for the six months ended June 30, 2006 as compared to the corresponding period in 2005, of which approximately 3.5 percentage points were attributable to an increase of ceded premiums earned and approximately 4.3 percentage points was attributable to increases in current year loss activity. We have experienced a few high severity property losses in the Bowling line as well as an increase in severity particularly in our commercial multi-peril liability lines.
     The loss ratio for our personal lines segment for the six months ended June 30, 2006 was 68.0% as compared to 39.6% for the corresponding period in 2005. The increase in the loss ratio was substantially attributable to a combination of increased losses in our Midwest homeowners line from storm activity, an increase in ceded premiums earned and adverse reserve development in our personal automobile line.
     Adverse development of prior period reserve estimates increased losses and loss adjustment expenses in our personal lines segment by $1.5 million in the six months ended June 30, 2006 as compared to $1.1 million of favorable development for the corresponding period in 2005. The $1.5 million deficiency was substantially attributable to a $1.8 million deficiency in our personal automobile line (which is in run-off), partially offset by a $347,000 redundancy in our homeowners line.
     The $1.8 million of adverse development in the personal automobile line was primarily generated from the 2003 through 2005 accident years within our personal injury and other liability coverages. These liability coverages require more years to fully develop and the case reserves generally are subject to greater uncertainty than for property coverages.
     The following table illustrates the effects of changes in prior period reserve estimates on our personal lines loss ratios for the six months ended June 30, 2006 and 2005.

Personal Lines	2006	2005
Loss ratios before effects of reserve development	52.9%	47.7%
Increase (decrease) in loss ratios attributable to reserve development	15.1%	(8.1)%

Total personal lines loss ratios	68.0%	39.6%

     The loss ratio in our personal lines segment, before the effects of reserve development, increased 5.2 percentage points for the six months ended June 30, 2006 as compared to the corresponding period in 2005, of which approximately 12.0% percentage points were attributable to an increase of ceded premiums earned. The increase in the loss ratio attributable to ceded premiums was partially offset by a decrease in the current year loss activity, decreasing the loss ratio by approximately 6.7 percentage points. The decrease in the current year loss activity was driven by a reduction in Florida homeowners losses, partially offset by an increase in losses due to storm activity in the Midwest homeowners line.
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
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Policy acquisition costs for the three months ended June 30, 2006 were $5.6 million as compared to $5.2 million for the three months ended June 30, 2005, an increase of $400,000, or 7.7%. The increase in policy acquisition costs was attributable to increased earned premiums in our commercial lines segment relative to our personal lines segment. Our commercial lines segment generally incurs higher commission rates than our personal lines segment.

     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Policy acquisition costs for the six months ended June 30, 2006 and June 30, 2005 were $11.3 million.
     Other Underwriting and Operating Expenses
     Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and, therefore, do not vary significantly with premium volume.
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Other underwriting and operating expenses for the three months ended June 30, 2006 were $6.0 million as compared to $3.8 million for the three months ended June 30, 2005, an increase of $2.2 million, or 57.9%. This increase was primarily attributable to the $1.4 million FIGA assessment, with the remaining increase substantially attributable to increased administrative costs incurred to expand operations and to operate as a public company.
     The FIGA assessment was based on two percent of the Company’s $69.1 million direct premiums written in the State of Florida in 2005 and was paid in July 2006. The assessment resulted from the liquidation of the POE Financial Insurance Group including Southern Family Insurance Company, Atlantic Preferred Insurance Company and Florida Preferred Property Insurance Company.
     Created by the Florida Legislature, FIGA services Florida policyholders’ claims for companies that become insolvent and are ordered into liquidation. FIGA can assess other property and casualty insurance companies writing in Florida to fund deficits that may exist within the insolvent companies.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Other underwriting and operating expenses for the six months ended June 30, 2006 were $9.7 million as compared to $7.7 million for the six months ended June 30, 2005, an increase of $2.0 million, or 26.0%. This increase was partially attributable to the $1.4 million FIGA assessment imposed in June 2006. The remaining increase was substantially attributable to increased administrative costs incurred to expand operations and to operate as a public company.
     Interest Expense
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Interest expense for the three months ended June 30, 2006 was $462,000 as compared to $264,000 for the three months ended June 30, 2005, an increase of $198,000, or 75.0%. The increase in interest expense was primarily attributable to the $20.6 million junior subordinated note, with an interest rate of 8.7% per annum, issued in concert with the trust preferred securities in February 2006.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was $711,000 as compared to $494,000 for the six months ended June 30, 2005, an increase of $217,000, or 43.9%. Consistent with the explanation above, the increase in interest expense is predominantly due to the $20.6 million junior subordinated note.
     Federal Income Tax Expense
     Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005. Federal income tax expense for the three months ended June 30, 2006 was $284,000 representing an effective tax rate of 37.7%. Federal income tax expense for the three months ended June 30, 2005 was $2.1 million, representing an effective tax rate of 37.3%. Our effective tax rates for both periods were substantially similar to our statutory rate of 34.0%. The slightly heightened effective rates over the statutory rates is attributable to certain expenses which are not deductible for tax purposes.
     Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005. Federal income tax expense for the six months ended June 30, 2006 was $1.1 million, representing an effective tax rate of 35.1%. Federal income tax expense for the six months ended June 30, 2005 was $3.5 million, representing an effective tax rate of 36.2%. Our effective tax rates for both periods were substantially similar to our statutory rate of 34.0%. The slightly heightened effective rates as compared to the statutory rates is attributable to certain expenses which are not deductible for tax purposes.

Liquidity and Capital Resources
     Sources and Uses of Funds
     North Pointe Holdings is a holding company with no business operations of its own. Consequently, our ability to meet our debt payment obligations, pay our taxes and administrative expenses is dependent on intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiaries. Our insurance company subsidiaries are subject to extensive regulation by insurance regulatory agencies in each state in which they do business, including restrictions on the amount of dividends they can pay to their shareholder. North Pointe Holdings and certain of its subsidiaries are not insurance companies and, therefore, are not subject to the same level of regulation as our insurance company subsidiaries.
     Our non-insurance company subsidiaries provide management and administration services to our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $11.4 million and $8.0 million for the six months ended June 30, 2006 and 2005, respectively. Our non-insurance company subsidiaries also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $887,000 and $779,000 for the six months ended June 30, 2006 and 2005, respectively. There were no material non-cash components of our non-insurance company subsidiary revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
     The primary obligations of our non-insurance company subsidiaries are salaries, administration expenses and debt service obligations. Our non-insurance company subsidiaries incurred salary and administrative expenses totaling $5.4 million and $4.3 million for the six months ended June 30, 2006 and 2005, respectively. Our minimum principal and interest payments for our outstanding debt obligations were $707,000 and $2.1 million for the six months ended June 30, 2006 and 2005, respectively.
     On June 30, 2006, we entered into a Second Amended and Restated Credit Agreement with Comerica Bank, as agent (“Comerica”), JP Morgan Chase Bank, and Fifth Third Bank, which replaced a previous Amended Credit Agreement between the parties dated January 26, 2004, the term of which was set to expire on July 1, 2006. The Credit Agreement provides for a revolving credit line in the aggregate amount of $25.0 million. At June 30, 2006, there was a $45,000 balance on the line, bearing interest at 7.25%.
     On February 22, 2006, we issued $20.0 million of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly-formed Delaware trust, NP Capital Trust I (“NP Trust”). NP Trust is not consolidated in our financial statements. The Trust Preferreds are redeemable at our option beginning March 15, 2011. The proceeds of the Trust Preferreds received by NP Trust, along with $620,000 of proceeds paid by North Pointe Holdings to capitalize NP Trust, were used to purchase $20.6 million of junior subordinated debt securities under terms which mirror those of the Trust Preferreds.
     We invested the $19.3 million of proceeds, which is net of issuance costs, in high-grade debt securities which will remain available to fund future contributions to our subsidiaries, acquisition activities as they may arise, and other capital uses. This securities issuance is part of our long-term strategy to expand our operations through organic growth and acquisition in an opportunistic fashion, and continue to strengthen the financial position of our underlying insurance company subsidiaries. In June 2006, we contributed $3.0 million of the funds to North Pointe Casualty to meet the minimum statutory capital and surplus of $15.0 million required by many states for surplus lines carriers.
     The Company obtained consents and waivers from its senior lenders acknowledging that the purchase of its equity interest in and issuance of subordinated debt securities to NP Trust and the guaranty of the NP Trust’s preferred securities would not constitute an event of default under the senior credit facility.
     Cash Flows
     Net cash provided by operating activities for the six months ended June 30, 2006 was $6.5 million as compared to $18.1 million for the corresponding period in 2005, a decrease of $11.6 million. The decrease in cash provided by operating activities was primarily attributable to a $6.9 million reduction in premiums collected, net of ceded premiums paid, a $4.6 million increase in net paid losses, and a $4.6 million increase in cash paid for other operating expenses. The $6.9 million reduction in net premiums collected resulted from receiving cash in the fourth quarter of 2005 relating to Florida homeowners policies renewing in the first quarter of 2006. Since the entire Florida homeowners line was new in the first half of 2005, there were no similar premiums paid in advance in December 2004, thus all premiums from our Florida homeowners policies written in the first half of 2005 were collected in the same period. The $4.6 million increase in cash paid for net paid losses was due to increased loss activity in the first half of 2006 as compared to the corresponding period in 2005. The $4.6 million increase in cash paid for operating expenses was primarily attributable to the timing of payments made. The decrease in cash from operating activities was partially offset by a $3.2 million decrease in taxes paid, a $1.2 million increase in investment income and other smaller increases.
     Net cash used in investing activities for the six months ended June 30, 2006 was $13.7 million and was attributable to $11.9 million of net cash used in investment portfolio purchases in excess of investment portfolio sales and other dispositions, $620,000 of cash used for the capital contribution to NP Capital Trust I (a Delaware trust used to issue trust preferred securities), and $1.2 million of cash used to purchase fixed assets. Net cash used in investing activities for the six months ended June 30, 2005 was $33.4 million and was attributable to $28.4 million of net cash used in investment portfolio purchases in excess of investment portfolio sales, $3.2 million used to increase restricted cash, and $1.8 million of cash used in purchases of fixed assets.
     Net cash provided by financing activities for the six months ended June 30, 2006 was $17.5 million and was attributable to $19.9 million in proceeds (net of $690,000 of costs) received from the issuance of the subordinated debentures (in conjunction with the issuance of the trust preferred securities), partially offset by a $2.4 million decrease in net senior debt borrowings. Net cash provided by financing activities for the six months ended June 30, 2005 was $2.6 million and was attributable to an increase in net senior debt borrowings in order to partially fund the cash contribution to Home Pointe Insurance.
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
Contractual Obligations and Commitments
     The following table summarizes information about our contractual obligations which had significant changes since December 31, 2005. The minimum future principal and related interest payments of our junior subordinated debt and the restated and amended senior credit facility, as of June 30, 2006, are as follows.

						2011 and
	2006	2007	2008	2009	2010	thereafter	Total
	(Dollars in thousands)
Junior subordinated debt	$897	$1,794	$1,794	$1,794	$1,794	$65,728	$73,801
Senior credit facility	2	3	3	47	—	—	55
	$899	$1,797	$1,797	$1,841	$1,794	$65,728	$73,856
     The junior subordinated debt agreement requires one $20.6 million principal payment in 2036 and $448,000 quarterly interest payments. The senior credit facility provides for a revolving credit line in the aggregate amount of $25.0 million maturing on June 30, 2009. There was a $45,000 balance on the credit line as of June 30, 2006, bearing an interest rate of 7.25%.
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

     Our cash and investment portfolio totaled $163.0 million and $142.9 million as of June 30, 2006 and December 31, 2005, respectively, and is summarized as follows:

	As of June 30, 2006		As of December 31, 2005
		Percent of		Percent of
	Amount	portfolio	Amount	portfolio
	(Dollars in thousands)
Fixed Income:
U.S. governmental and agency securities	$30,074	18.5%	$20,672	14.5%
Foreign governmental	296	0.2%	561	0.4%
Corporate securities	27,399	16.8%	31,509	22.0%
Municipal securities	6,899	4.2%	—	0.0%
Mortgage-backed securities	31,973	19.6%	32,847	23.0%
Asset-backed	10,882	6.7%	12,429	8.7%

Total fixed-income	107,523	66.0%	98,018	68.6%

Cash, cash equivalents and restricted cash	44,597	27.4%	34,319	24.0%

Equity securities:
Common shares	10,280	6.3%	10,001	7.0%

Total equity securities	10,280	6.3%	10,001	7.0%

Other investments	553	0.3%	553	0.4%

Total	$162,953	100.0%	$142,891	100.0%

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
     The gross unrealized losses of our investments as of June 30, 2006 and the period of time such investments were in a loss position are as follows:

	As of June 30, 2006
	Less than 12 months		12 months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
U.S. governmental and agency securities	$17,047	$372	$7,723	$300	$24,770	$672
Foreign governmental	296	14	—	—	296	14
Corporate securities	14,789	695	12,530	674	27,319	1,369
Municipal securities	6,899	137	—	—	6,899	137
Mortgage-backed securities	12,343	449	18,048	1,020	30,391	1,469
Asset-backed	2,495	28	7,215	145	9,710	173

Total debt securities	$53,869	$1,695	$45,516	$2,139	$99,385	$3,834

Equity securities	$1,614	$124	$275	$44	$1,889	$168

Unpaid Losses and Loss Adjustment Expenses
     At June 30, 2006, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $59.4 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves.
     We generated a sensitivity analysis of our net reserves based on reasonably likely changes to the key assumptions which drive our reserves. Our most significant assumptions are the loss development factors applied to paid losses and case reserves to develop reserves for losses incurred but not reported, or IBNR reserves, by product or coverage and our expected loss ratios developed through past experience, taking into account pricing changes, inflation, and other factors. Although historical loss development provides us with an indication of future loss development, it typically varies from year to year. Thus, for each accident year within each product or coverage, we select one loss development factor out of a range of historical factors. Our sensitivity analysis provides for possible variations from the selected loss development factors based on the year-to-year variations of historical loss development.
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
     Such changes in key assumptions would have increased or decreased net reserves as of June 30, 2006 by $5.7 million or $2.4 million, respectively. If net reserves were $5.7 million greater as of June 30, 2006, our net income for the six months ended June 30, 2006 and shareholders’ equity as of June 30, 2006 would have been lower by $3.8 million. Conversely, if net reserves were $2.4 million lower as of June 30, 2006, our net income for the six months ended June 30, 2006 and shareholders’ equity as of June 30, 2006 would have been greater by $1.6 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.
     The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of June 30, 2006 and in total as of December 31, 2005.

	Net Reserves at June 30, 2006			Total Net
	Personal	Commercial		Reserves at
	Lines	Lines		December 31,
	Segment	Segment	Total	2005
	(Dollars in thousands)
High end of range	$8,907	$56,218	$65,125	$60,421
Carried reserves	7,705	51,714	59,419	57,744
Low end of range	7,493	49,545	57,038	53,130
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

     The table below presents a breakdown of our insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for IBNR losses:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Case:
Commercial lines products
Liability	$13,516	$13,180
Property	4,679	8,246
Commercial multi-peril	18,451	19,942
Commercial automobile	3,938	4,325
Other	1,144	772

Total commercial lines	41,728	46,465

Personal lines products
Personal automobile	6,185	6,128
Homeowners	3,381	8,893

Total personal lines	9,566	15,021

Total case reserves	$51,294	$61,486

IBNR:
Commercial lines products
Liability	$12,796	$13,742
Property	864	3,868
Commercial multi-peril	18,922	14,613
Commercial automobile	3,758	2,622
Other	586	805

Total commercial lines	36,926	35,650

Personal lines products
Personal automobile	3,828	9,451
Homeowners	4,381	11,191

Total personal lines	8,209	20,642

Total IBNR reserves	$45,135	$56,292

Gross:
Commercial lines products
Liability	$26,312	$26,922
Property	5,543	12,114
Commercial multi-peril	37,373	34,555
Commercial automobile	7,696	6,947
Other	1,730	1,577

Total commercial lines	78,654	82,115

Personal lines products
Personal automobile	10,013	15,579
Homeowners	7,762	20,084

Total personal lines	17,775	35,663

Total gross reserves	$96,429	$117,778

     The $21.3 million decrease in total gross reserves as of June 30, 2006 as compared to December 31, 2005 was primarily attributable to the settlement and payment of claims relating to hurricane losses in 2005, most of which were generated from Hurricane Wilma.
     We regularly update reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior period reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the three months ended June 30, 2006 and 2005 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross reserves, beginning of period	$107,809	$89,064	$117,778	$96,561
Less reinsurance recoverables, excluding Citizens’ assessment (1)	49,898	28,952	60,034	36,544

Net balance	57,911	60,112	57,744	60,017
Incurred related to
Current year	9,681	9,643	21,518	20,307
Prior years	847	(369)	(1,496)	(1,942)

Total incurred	10,528	9,274	20,022	18,365

Paid related to
Current year	3,951	3,628	6,087	5,179
Prior years	5,069	5,844	12,260	13,289

Total paid	9,020	9,472	18,347	18,468

Net balance, end of period	59,419	59,914	59,419	59,914
Plus reinsurance recoverables, excluding Citizens’ assessment (1)	37,010	26,609	37,010	26,609

Gross reserves, end of period	$96,429	$86,523	$96,429	$86,523

(1)	Reinsurance recoverables exclude a $671,000, $3,429,000 and $5,955,000 recoverable attributable to the liability established for the anticipated Citizens’ assessment at June 30, 2006, March 31, 2006 and December 31, 2005, respectively. The liability for the Citizens’ assessment is not included in unpaid losses and loss adjustment expenses, therefore the related recoverable from reinsurers is also excluded.
Reinsurance
     Our Florida homeowners catastrophe reinsurance agreements expired on May 31, 2006 and were replaced with new reinsurance contracts effective June 1, 2006. The new reinsurance contracts rely heavily upon the Florida Hurricane Catastrophe Fund, or FHCF, which is a state-sponsored reinsurance program. Both Home Pointe Insurance and North Pointe Casualty offer coverage within our Florida homeowners line of business. We anticipate that Home Pointe Insurance will carry all Florida homeowners insurance risk by the middle of 2007. Each company maintains a separate contract with the FHCF and accordingly have separate retentions. In addition, we obtained private catastrophe reinsurance to provide additional coverage above the FHCF limit and to cover some of the retention inherent in the FHCF agreements. The private reinsurance combines the losses of both Home Pointe Insurance and North Pointe Casualty. In the event of a hurricane or other catastrophic event, the total retention to our consolidated entity will vary depending on which company generates the losses.
     The FHCF provides Home Pointe Insurance 100% coverage for up to $7.1 million in losses in excess of a $1.3 million retention. This is referred to as the “FHCF Buy-down Layer.” In addition, the FHCF provides Home Pointe Insurance 90% coverage for up to approximately $26.5 million in losses in excess of an approximate $8.4 million retention. The FHCF provides North Pointe Casualty 90% coverage for up to approximately $10.7 million of losses in excess of an approximate $3.4 million retention. The FHCF Buy-down Layer coverage provides for one automatic reinstatement with no additional premiums required. There is no reinstatement for the remaining FHCF coverage. However, we can carry over under-utilized coverage from a catastrophe event to cover multiple catastrophe events subsequently occurring within the same contract year. Home Pointe Insurance obtained more catastrophe coverage than North Pointe Casualty because it carries a greater portion of the entire Florida homeowners exposure.
     The private reinsurance provides 91.5% coverage for up to $4.0 million in losses in excess of a $10.0 million retention and provides 100% coverage for up to $13.0 million in losses in excess of a $14.0 million retention. The $7.1 million in losses covered by the FHCF Buy-down Layer is counted as retention for purposes of the private reinsurance even though the FHCF pays those losses. The private reinsurance provides for one mandatory reinstatement for the reinsurance utilized and requires reinstatement premiums to be equal to 100% of the original premiums paid, calculated on a pro rata basis, based on the coverage utilized.
     The total cost of catastrophe reinsurance for our Florida homeowners line in this new contract term is expected to be approximately consistent with the cost of the preceding twelve-month term. However, to obtain an approximate similar cost, we have reduced the reinsurance limit from $139.0 million to approximately $62.0 million and retained more lower layer risk. Catastrophe loss modeling places the risk of exceeding the limits on our Florida homeowners catastrophe reinsurance to require a storm intensity and placement that is estimated to occur approximately only once every 100 years, commonly referred to as a one in one hundred-year storm.
     Our commercial and Midwest homeowners catastrophe reinsurance agreements expired on June 30, 2006 and were replaced with new reinsurance contracts effective July 1, 2006. Our new commercial and Midwest homeowners catastrophe reinsurance agreements provide 100% coverage for up to $10.0 million in losses in excess of a $20.0 million retention. This includes one mandatory reinstatement for the reinsurance utilized and requires reinstatement premiums to be equal to 100% of the original premiums paid, calculated on a pro rata basis, based on the coverage utilized. This is significantly less reinsurance coverage than what we would have required if we did not cancel and non-renew a substantial portion of our Florida small business line in June and July of 2006.
     As a result of the lack of catastrophe reinsurance capacity for our Florida small business line, we significantly reduced our wind exposure in Florida. Through the cancellations and non-renewals in June and July of 2006 our wind-exposed total insurable value was reduced by approximately 75%. Our new commercial and Midwest homeowners catastrophe reinsurance is expected to cost us a little less than it cost us in the preceding twelve-month term. However, our exposure to expenses from net losses has increased, and it is not possible to predict what the increase in net losses and loss adjustment expenses will be. While we would have preferred to buy more reinsurance for lower retentions, the reinsurance market was too costly for it to be economically reasonable.
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
     On March 23, 2006, Citizens reported to the Florida House Insurance Committee that it was facing a deficit of more than $1.7 billion as a result of 2005 hurricane losses as well as adverse development from 2004 hurricane losses. In anticipation of an assessment from Citizens, the Company accrued a liability, net of reinsurance recoverables of $438,000, as of December 31, 2005. As of March 31, 2006, the net liability had been reduced to $216,000. As of June 30, 2006, the net liability has been reduced to $72,000, and is expected to be assessed and paid later this year. In June 2006, the Florida Legislature appropriated $715 million to help offset these deficits. Citizens estimates the remaining deficit will be covered by regular assessments approximating $163 million. To fund deficits not covered by appropriations or regular assessments, Citizens reported it will levy emergency assessments beginning January 2007. Because, emergency assessments are levied directly on policyholders in the form of surcharges and are not the obligation of insurance carriers, no liability has been established for anticipated emergency assessments.
     Citizens’ deficit could change because ultimate hurricane losses are difficult to estimate. Additionally, the Florida legislature may further alter how the existing and/or future Citizens’ deficits will be recovered. Citizens made no assessments prior to 2005.
     Guaranty Fund Assessments
     In the second quarter of 2006, we were assessed $1.4 million by FIGA. This assessment was two percent of our $69.1 million direct premiums written in the State of Florida in 2005 and was paid in July 2006. FIGA services Florida policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within the insolvent companies, FIGA can assess other property and casualty insurance companies writing in Florida. Assessments are capped at two percent of the assessed companies’ annual direct premiums written in the prior year. FIGA has publicly proposed increasing the cap on any one year’s assessment from two percent to four percent. The current assessment resulted from the liquidation of the POE Financial Insurance Group including Southern Family Insurance Company, Atlantic Preferred Insurance Company and Florida Preferred Property Insurance Company. In the event that carriers become insolvent in any state, including Florida, we will be subject to assessments from such states’ guaranty organizations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
     Interest Rate Risk
     Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2006 was 3.5 years.
     The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of June 30, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
			Increase (Decrease) in
		Estimated
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of June 30, 2006	Fair Value	Fair Value	Fair Value	Equity
	(Dollars in thousands)
200 basis point increase	$99,730	$(7,793)	(7.2)%	(6.2)%
100 basis point increase	103,571	(3,952)	(3.7)	(3.1)
No Change	107,523	—	—	—
100 basis point decrease	111,509	3,986	3.7	3.2
200 basis point decrease	115,327	7,804	7.3	6.2
     Credit Risk
     An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing only in investment-grade securities. In addition, we comply with applicable statutory requirements, which limit the portion of our total investment portfolio that we can invest in any one security. We primarily invest in U.S. government securities and investment-grade bonds.
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
     At June 30, 2006 and December 31, 2005, amounts due us from reinsurers were $59.1 million and $84.9 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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
     In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.
     Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s annual meeting of shareholders held on June 27, 2006 the following nominees were elected to the Board of Directors:

Name	Votes For	Votes Withheld

R. Jamison Williams, Jr.	6,086,882	2,585,125

Julius A. Otten	7,808,857	863,150
     The terms of James G. Petcoff, B. Matthew Petcoff, Richard J. Lindberg, Joon S. Moon, Jorge J. Morales and Joseph D. Sarafa remained in effect and continued after the meeting.
     The following other matters were approved at the Annual Meeting:
     Ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006:

Votes For	8,634,628
Votes Against	0
Abstentions	37,379

Total	8,672,007
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

Item 6. Exhibits.

Exhibit
Number	Exhibit
10.1	Second Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.

10.2	$10,000,000 Revolving Credit Note, dated as of June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.

10.3	$3,000,000 Swing Line Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.

10.4	Amended and Restated Pledge Agreement, dated June 30, 2006, by and between North Pointe Holdings and Comerica Bank as agent.

10.5	Third Amended and Restated Stock Pledge Agreement, dated June 30, 2006, by and between North Pointe Financial Services, Inc. and Comerica Bank as agent.

10.6	Second Amended and Restated Security Agreement, dated as of June 30, 2006, by and among certain of North Pointe Holdings Corporation’s subsidiaries, and Comerica Bank as agent.

10.7	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of Fifth Third Bank, with Comerica Bank as agent.

10.8	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of JP Morgan Chase Bank, N.A., with Comerica as agent.

10.9	Form of North Pointe Holdings Corporation Equity Incentive Plan Non-Employee Directors Restricted Stock Award.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH POINTE HOLDINGS CORPORATION
Date: August 11, 2006	By:	/s/ James G. Petcoff
James G. Petcoff
Chief Executive Officer, President & Chairman of the Board

Date: August 11, 2006	By:	/s/ Brian J. Roney
Brian J. Roney
Chief Financial Officer & Vice President -- Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1	Second Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.

10.2	$10,000,000 Revolving Credit Note, dated as of June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.

10.3	$3,000,000 Swing Line Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.

10.4	Amended and Restated Pledge Agreement, dated June 30, 2006, by and between North Pointe Holdings and Comerica Bank as agent.

10.5	Third Amended and Restated Stock Pledge Agreement, dated June 30, 2006, by and between North Pointe Financial Services, Inc. and Comerica Bank as agent.

10.6	Second Amended and Restated Security Agreement, dated as of June 30, 2006, by and among certain of North Pointe Holdings Corporation’s subsidiaries, and Comerica Bank as agent.

10.7	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of Fifth Third Bank, with Comerica Bank as agent.

10.8	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of JP Morgan Chase Bank, N.A., with Comerica as agent.

10.9	Form of North Pointe Holdings Corporation Equity Incentive Plan Non-Employee Directors Restricted Stock Award.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.