Form 10-Q
period 2006-09-30
NORTH POINTE HOLDINGS CORP
filed 2006-11-09
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding at October 31, 2006 was 9,122,687.

NORTH POINTE HOLDINGS CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
North Pointe Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2006 (Unaudited) and December 31, 2005

	2006	2005
	(Dollars in thousands)
ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $105,668 and $100,337, respectively)	$104,086	$98,018
Common stocks, available for sale, at fair value (cost of $9,092 and $8,681, respectively)	10,512	10,001
Other investments	604	553

Total investments	115,202	108,572
Cash and cash equivalents	49,760	34,119
Restricted cash	200	200
Accrued investment income	1,027	840
Premiums and agents balances receivable, net	16,787	21,324
Reinsurance recoverables on
Paid losses	4,839	11,470
Unpaid losses	33,505	65,989
Prepaid reinsurance premiums	11,679	7,424
Deferred policy acquisition costs	8,411	9,578
Deferred federal income taxes, net	5,249	5,843
Federal income tax recoverable	331	2,199
Fixed assets, net of accumulated depreciation	6,122	4,990
Prepaid expenses and other assets	3,649	2,488

Total assets	$256,761	$275,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$90,699	$117,778
Unearned premiums	46,279	44,701
Debt	23,153	5,026
Amounts due to reinsurers	2,616	3,048
Accrued expenses and other liabilities	6,344	15,160
Premiums paid in advance	382	7,096

Total liabilities	169,473	192,809

Commitments and contingent liabilities

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 9,122,687 and 9,116,687 issued and outstanding in 2006 and 2005, respectively	50,480	50,233
Preferred stock, no par value; 5,000,000 shares authorized; 0 issued and outstanding in 2006 and 2005	—	—
Retained earnings	36,915	32,653
Accumulated other comprehensive loss
Net unrealized losses on investments, net of deferred federal income tax benefit of $55 and $340 in 2006 and 2005, respectively	(107)	(659)

Total shareholders’ equity	87,288	82,227

Total liabilities and shareholders’ equity	$256,761	$275,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended September 30, 2006 and 2005

	2006	2005
	(Dollars in thousands,
	except share data)

Revenues
Direct premiums written	$22,673	$18,443
Assumed premiums written	2	(10)

Gross premiums written	22,675	18,433
Premiums ceded	(13,962)	(5,854)

Net premiums written	8,713	12,579
Decrease in net unearned premiums	11,196	9,073

Net premiums earned	19,909	21,652
Investment income, net of investment expenses	1,755	1,067
Net realized capital gains	81	75
Other income	404	695

Total revenues	22,149	23,489

Expenses
Losses and loss adjustment expenses, net	7,295	11,991
Policy acquisition costs	5,483	5,844
Other underwriting and operating expenses	5,664	4,686
Interest expense	496	390

Total expenses	18,938	22,911

Income before federal income tax expense	3,211	578
Federal income tax expense	1,045	67

Net income	$2,166	$511

Earnings Per Share
Basic	$0.24	$0.10
Diluted	0.24	0.10

Weighted average number of common shares outstanding
Basic	9,114,204	5,237,013
Diluted	9,114,915	5,237,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(Dollars in thousands,
	except share data)

Revenues
Direct premiums written	$90,419	$86,078
Assumed premiums written	6	613

Gross premiums written	90,425	86,691
Premiums ceded	(29,687)	(14,548)

Net premiums written	60,738	72,143
Decrease (increase) in net unearned premiums	578	(5,299)

Net premiums earned	61,316	66,844
Investment income, net of investment expenses	4,755	2,755
Net realized capital losses	(266)	(155)
Other income	1,291	1,474

Total revenues	67,096	70,918

Expenses
Losses and loss adjustment expenses, net	27,317	30,356
Policy acquisition costs	16,776	17,109
Other underwriting and operating expenses	15,355	12,379
Interest expense	1,207	884

Total expenses	60,655	60,728

Income before federal income tax expense	6,441	10,190
Federal income tax expense	2,179	3,544

Net income	$4,262	$6,646

Earnings Per Share
Basic	$0.47	$1.33
Diluted	0.47	1.33

Weighted average number of common shares outstanding
Basic	9,114,193	5,006,403
Diluted	9,114,761	5,006,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2006 and 2005

			Accumulated
			Other
			Comprehensive
	Common Stock	Retained Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, July 1, 2005	$5,880	$34,938	$385	$41,203
Issuance of common stock	41,586			41,586
Comprehensive loss
Net income		511		511
Unrealized losses on investments, net of deferred federal income tax benefit of $419			(816)	(816)

Total comprehensive loss				(305)

Balances, September 30, 2005	$47,466	$35,449	$(431)	$82,484

Balances, July 1, 2006	$50,398	$34,749	$(1,707)	$83,440
Stock-based compensation	82			82
Comprehensive income
Net income		2,166		2,166
Unrealized gains on investments, net of deferred federal income tax expense of $824			1,600	1,600

Total comprehensive income				3,766

Balances, September 30, 2006	$50,480	$36,915	$(107)	$87,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2006 and 2005

			Accumulated
			Other
			Comprehensive
	Common Stock	Retained Earnings	Income (Loss)	Total
		(Dollars in thousands)

Balances, January 1, 2005	$5,880	$28,803	$9	$34,692
Issuance of common stock	41,586			41,586
Comprehensive income
Net income		6,646		6,646
Unrealized losses on investments, net of deferred federal income tax benefit of $226			(440)	(440)

Total comprehensive income				6,206

Balances, September 30, 2005	$47,466	$35,449	$(431)	$82,484

Balances, January 1, 2006	$50,233	$32,653	$(659)	$82,227
Stock-based compensation	247			247
Comprehensive income
Net income		4,262		4,262
Unrealized gain on investments, net of deferred federal income tax expense of $285			552	552

Total comprehensive income				4,814

Balances, September 30, 2006	$50,480	$36,915	$(107)	$87,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
	(Dollars in thousands)
Cash flows from operating activities
Net income	$4,262	$6,646
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	636	465
Net realized losses on sales and other dispositions of investments	266	155
Stock-based compensation expense	247	—
Deferred federal income tax expense	310	(1)
Change in assets and liabilities
Premiums and agents balances receivable, net	4,537	(4,503)
Accrued investment income	(187)	(263)
Reinsurance recoverable, net	38,683	12,147
Prepaid reinsurance premiums	(4,255)	(931)
Deferred policy acquisition costs	1,167	240
Federal income tax recoverable	1,868	(1,648)
Prepaid expenses and other assets	136	1,488
Losses and loss adjustment expenses	(27,079)	(11,751)
Unearned premiums	1,578	4,590
Accrued expenses and other liabilities	(8,716)	1,602
Premiums paid in advance	(6,714)	5,002

Net cash provided by operating activities	6,739	13,238

Cash flows from investing activities
Proceeds from maturities of debt securities	7,254	5,098
Proceeds from sales of debt securities	27,982	30,484
Proceeds from sales of equity securities	3,898	3,218
Purchases of debt securities	(41,468)	(61,562)
Purchases of equity securities	(3,926)	(3,227)
Purchases of fixed assets	(1,604)	(519)
Purchase of other investments	(51)	—
Purchase of subsidiaries, net of cash acquired of $168	—	(1,386)
Capital contribution to NP Capital Trust I	(620)	—
Change in restricted cash	—	(3,381)

Net cash used in investing activities	(8,535)	(31,275)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	41,586
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	20,661	37,337
Repayments of debt	(3,224)	(55,016)

Net cash provided by financing activities	17,437	23,907

Increase in cash and cash equivalents	15,641	5,870
Cash and cash equivalents
Beginning of period	34,119	29,678

End of period	$49,760	$35,548

Supplemental cash flow information — cash paid during the period for
Interest	$1,168	$1,033
Federal income taxes	1	5,194
Supplemental disclosure of noncash investing activities
Liabilities assumed in purchase of subsidiaries	—	2,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements
1. Basis of Financial Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of North Pointe Holdings Corporation (“North Pointe Holdings”) and its wholly-owned subsidiaries, except for NP Capital Trust I. North Pointe Holdings is a holding company domiciled in the state of Michigan. North Pointe Holdings’ wholly-owned subsidiaries include North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”) and Midfield Insurance Company (“Midfield”). North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), NP Premium Finance Company (“NP Premium”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe”) and South Pointe Financial Services, Inc. North Pointe Holdings and its consolidated subsidiaries are referred to collectively herein as the “Company.” In addition, the condensed consolidated financial statements include the equity ownership and earnings of NP Capital Trust I, a Delaware trust, the common interests in which are 100% owned by North Pointe Holdings.
     The Company’s condensed consolidated financial statements as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005 are unaudited.
     The accompanying condensed consolidated financial statements (including the notes thereto) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2005 condensed consolidated balance sheet was derived from the Company’s audited financial statements.
     The interim financial data for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 21, 2006. Certain prior period amounts have been reclassified to conform with current period presentation.
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

2. Earnings Per Share
     Set forth below is the reconciliation between the number of weighted average common shares outstanding and the weighted average common shares used in computing basic and diluted earnings per share (“EPS”) for the three and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share data)
Net income	$2,166	$511	$4,262	$6,646

Weighted average shares outstanding	9,122,687	5,237,095	9,118,907	5,006,431
Unvested restricted stock	(8,483)	(82)	(4,714)	(28)

Weighted average shares outstanding used for basic EPS	9,114,204	5,237,013	9,114,193	5,006,403
Dilutive effect of restricted stock	711	2	568	1

Weighted average shares outstanding used for diluted EPS	9,114,915	5,237,015	9,114,761	5,006,404

Basic earnings per share	$0.24	$0.10	$0.47	$1.33
Diluted earnings per share	0.24	0.10	0.47	1.33
     As of September 30, 2006, there were non-vested outstanding employee stock option awards which could eventually be exercised for up to 377,500 shares of common stock. These potential additional shares outstanding were not included in the diluted earnings per share because they would be anti-dilutive. Historical earnings per share reflect the 8.49-to-one common stock split which occurred in September 2005.
3. Income Taxes
     The provisions for federal income taxes for the three months and nine months ended September 30, 2006 and 2005 consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Current tax expense (benefit)	$1,025	$(84)	$1,869	$3,545
Deferred tax expense relating to
NOL carryforwards	—	—	358	401
Other deferred tax expense (benefit)	20	151	(48)	(402)

Total federal income tax expense	$1,045	$67	$2,179	$3,544

     The effective income tax rates of 32.5% and 11.6% for the three months ended September 30, 2006 and 2005, respectively, and the effective income tax rates of 33.8% and 34.8% for the nine months ended September 30, 2006 and 2005, respectively, are different from the amount computed at the statutory federal rate of 34.0%. Reconciliations between our tax provisions and the tax provision computed from our pre-tax income and the statutory rate, for the three and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Tax provision at the 34% statutory rate	$1,092	$197	$2,190	$3,465
Tax effect of
Dividend received deduction	(9)	(8)	(27)	(22)
Adjustment of acquired NOLs	—	—	—	262
Provision to return variance	7	(124)	7	(223)
Other, net	(45)	2	9	62

Total federal income tax expense	$1,045	$67	$2,179	$3,544

     At September 30, 2006, the Company had net operating loss (NOL) carryforwards of $6,681,000 available to offset future taxable income. These NOL carryforwards are limited by federal tax regulations to offset taxable income by $1,053,000 in 2006 (which were fully utilized in the first quarter) and $960,000 annually, thereafter.
     The components of deferred tax assets and liabilities as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Deferred federal income tax assets
Loss and loss adjustment expenses	$2,341	$2,445
Unearned premiums	2,619	2,659
NOL carryforwards	2,271	2,629
Premiums receivable	85	85
Lease obligation	131	165
Intangible asset	315	340
Net unrealized losses on investments	55	340
Other	501	575

Total deferred tax assets	8,318	9,238

Deferred federal income tax liabilities
Deferred policy acquisition costs	2,860	3,257
Other	209	138

Total deferred tax liabilities	3,069	3,395

Net deferred federal income tax assets	$5,249	$5,843

4. Stock-based Compensation
     On June 22, 2006, the Company granted 6,000 restricted shares of the Company’s common stock (1,000 shares to each of the six non-employee directors) having a market value of $7.95 per share. The restricted shares will vest on the second anniversary of the grant date, provided the director is still serving as a director of the Company on such date. A total of $42,000 of compensation expense for the unvested restricted stock will be recognized on a straight-line basis for the remainder of the two-year vesting period. Non-vested restricted shares are forfeited upon termination of the director’s position.

5. Outstanding Debt
     Senior Credit Facility
     On June 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank, as agent (“Comerica”), JP Morgan Chase Bank, and Fifth Third Bank, which replaced a previous Amended Credit Agreement between the parties dated January 26, 2004, the term of which was set to expire on July 1, 2006. The Credit Agreement provides for a revolving credit line in the aggregate amount of $25.0 million. At September 30, 2006, there was no balance on the line.
     Borrowings under the revolving credit facility bear interest at a floating rate equal to either (1) a Eurodollar rate equal to a stated margin of 1.25% plus the interest rate certain of Comerica’s lending offices offer on deposits to prime banks in the Eurodollar market or (2) a rate based upon Comerica’s prime rate of interest less 1.00% (at September 30, 2006 this rate would have been 7.25%). Interest on Eurodollar-based rate advances is payable on the last day of the interest period applicable thereto. Interest on prime-based rate advances is payable quarterly in arrears. The full amount borrowed under the Credit Agreement will mature on June 30, 2009.
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
     The Credit Agreement requires that the Company comply with various financial and other covenants, including requirements that it maintain an A.M Best rating of no less than “B+” for certain of its insurance company subsidiaries and that the Company maintain the following financial ratios for each insurance company subsidiary:
•	adjusted capital and surplus will be in excess of 215% of authorized control level risk-based capital as of each fiscal year end;

•	there shall be no more than four IRIS calculations that result in unusual values at each fiscal year end;

•	the ratio of net premiums written to statutory capital and surplus will not exceed more than 4.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company and 2.5 to 1.0 in the case of North Pointe Insurance Company; and

•	the ratio of gross premiums written to statutory surplus will not exceed more than 10.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company and 3.0 to 1.0 in the case of North Pointe Insurance Company.
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
     This securities issuance is part of the Company’s long-term strategy to expand its operations through organic growth and acquisition in an opportunistic fashion and continue to strengthen the financial position of its underlying insurance company subsidiaries. The Company primarily invested the $19,310,000 of proceeds, which is net of $690,000 of issuance costs, in high-

grade debt securities which will remain available to fund future contributions to its subsidiaries, acquisition activities as they may arise, and other capital uses. In June 2006, the Company contributed $3.0 million of the funds to North Pointe Casualty to meet the minimum statutory capital and surplus of $15.0 million required by many states for surplus lines carriers.
     The Company obtained consents and waivers from its senior lenders acknowledging that the purchase of its equity interest in and issuance of subordinated debt securities to NP Trust and the guaranty of the NP Trust’s preferred securities would not constitute an event of default under the senior credit facility.
Maturities of outstanding debt at September 30, 2006 are as follows:

(Dollars in
Year	thousands)
2006	$22
2007	122
2008	130
2009	138
2010	146
2011 and thereafter	22,595

$23,153

6. Contingencies
     The Company is subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments on insurance companies that write business in Florida to cover deficits, particularly in the event of significant hurricane losses.
     Citizens’ current deficit approximates $1.7 billion as a result of 2005 hurricane losses and adverse development from 2004 hurricane losses. In June 2006, the Florida Legislature appropriated $715 million to help offset these deficits. Citizens estimates some of the remaining deficit will be covered by regular assessments approximating $163 million. In anticipation of a regular assessment from Citizens, the Company has recorded a liability, net of reinsurance recoverables, of $72,000 as of September 30, 2006. To fund deficits not covered by appropriations or regular assessments, Citizens reported it will levy emergency assessments beginning January 2007. Because emergency assessments are levied directly on policyholders in the form of surcharges and are not the obligation of insurance carriers, no liability has been established for anticipated emergency assessments. Citizens’ deficit could change because ultimate hurricane losses are difficult to estimate. Additionally, the Florida legislature may further alter how the existing and/or future Citizens’ deficits will be recovered. Citizens made no assessments prior to 2005.
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

7. Segment Reporting
     The Company evaluates its operations through three operating segments: commercial lines insurance, personal lines insurance and administrative services. The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment as such disclosure would be impracticable. The following are the Company’s revenues and income (loss) before federal income tax expense for the three and nine months ended September 30, 2006 and 2005 by operating segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Total Revenues
Commercial lines
Liability	$7,392	$6,019	$19,266	$17,918
Property	1,681	1,756	5,207	5,587
Commercial multi-peril	2,885	5,873	14,879	17,065
Commercial automobile	1,481	1,563	4,528	4,668
Other	947	602	2,207	2,051

Total commercial lines	14,386	15,813	46,087	47,289

Personal lines
Personal automobile	—	74	—	1,460
Homeowners	5,523	5,765	15,229	18,095

Total personal lines	5,523	5,839	15,229	19,555

Administrative services
Affiliated companies	5,519	7,024	24,719	24,271
Non-affiliated companies	404	695	1,291	1,474

Total administrative services	5,923	7,719	26,010	25,745

Corporate and eliminations
Investment activity	1,836	1,142	4,489	2,600
Eliminations	(5,519)	(7,024)	(24,719)	(24,271)

Total revenues	$22,149	$23,489	$67,096	$70,918

Income (loss) before federal income tax expense
Commercial lines
Liability	$1,764	$1,088	$8,044	$1,602
Property	(133)	(355)	(709)	(450)
Commercial multi-peril	408	456	(2,696)	2,744
Commercial automobile	426	545	(367)	(11)
Other	358	451	108	622

Total commercial lines	2,823	2,185	4,380	4,507

Personal lines
Personal automobile	(835)	216	(3,033)	(257)
Homeowners	738	(3,268)	(768)	(442)

Total personal lines	(97)	(3,052)	(3,801)	(699)

Administrative services (1)	(449)	1,171	3,689	5,429

Corporate and eliminations
Investment activity	1,836	1,142	4,489	2,600
Other expense, net	(902)	(868)	(2,316)	(1,647)

Income before federal income tax expense	$3,211	$578	$6,441	$10,190

(1)	The decrease in administrative services income before federal income taxes in the third quarter of 2006 is due to cancellations and non-renewals of the Florida small business line which took place primarily in the third quarter and resulted in a decrease of fee income. The company expects fee income to return to normal levels going forward.

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
Note on Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
•	our ability to accurately price the risks we underwrite;

•	existing and future regulations by local, state and federal governments, including regulatory limitations on our ability to increase rates in any state including Florida in order to absorb increases in reinsurance costs and catastrophe losses;

•	the occurrence of severe weather conditions and other catastrophes;

•	risks associated with high concentration of our business in certain geographic markets;

•	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

•	the establishment of adequate loss and loss adjustment expense reserves;

•	retention and recruiting of independent agents and the potential loss of key personnel;

•	failure to pay claims accurately;

•	inability to implement our growth strategies;

•	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

•	the cyclical and seasonal nature of the industries within which we operate;

•	intense competition with other insurance companies;

•	our ability to obtain and retain trade association endorsements;

•	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

•	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

•	ratings of our insurance company subsidiaries by A.M. Best;

•	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

•	adverse market conditions that could negatively impact our investment portfolio;

•	reliance on information technology and telecommunication systems;

•	our limited history writing homeowners insurance policies in Florida;
•	changes in insurance-related laws and regulations;
•	our ability to implement and maintain adequate internal controls in our business;
•	management’s ability to effectively manage a public company; and
•	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described under the caption “Risk Factors” in the Prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220) and any past or subsequent filings on Forms 10-K, 10-Q and 8-K.
     In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.
Description of Business
     North Pointe Holdings is an insurance holding company whose insurance company subsidiaries market and service specialty commercial and personal insurance products. We also have two non-insurance company subsidiaries that provide administrative, agency and premium finance services.
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
Critical Accounting Estimates
     We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. The accounting estimates and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are those that we consider to be our critical accounting estimates. As of September 30, 2006, there have been no material changes with respect to any of our critical accounting estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
     Results of Operations
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross premiums written:
Commercial lines	$20,903	$17,295	$60,453	$55,261
Personal lines	1,772	1,138	29,972	31,430

Total gross premiums written	22,675	18,433	90,425	86,691

Net premiums written:
Commercial lines	9,465	14,082	39,352	46,284
Personal lines	(752)	(1,503)	21,386	25,859

Total net premiums written	8,713	12,579	60,738	72,143

Revenues:
Net premiums earned:
Commercial lines	14,386	15,813	46,087	47,289
Personal lines	5,523	5,839	15,229	19,555

Total net premiums earned	19,909	21,652	61,316	66,844
Investment income, net	1,755	1,067	4,755	2,755
Net realized capital gains (losses)	81	75	(266)	(155)
Other income	404	695	1,291	1,474

Total revenues	22,149	23,489	67,096	70,918

Expenses:
Losses and loss adjustment expenses, net	7,295	11,991	27,317	30,356
Policy acquisition costs	5,483	5,844	16,776	17,109
Other underwriting and operating expenses	5,664	4,686	15,355	12,379
Interest expense	496	390	1,207	884

Total expenses	18,938	22,911	60,655	60,728

Income before federal income tax expense	3,211	578	6,441	10,190
Federal income tax expense	1,045	67	2,179	3,544

Net income	$2,166	$511	$4,262	$6,646

Loss ratio:
Commercial lines	31.3%	39.3%	38.9%	40.5%
Personal lines	50.5	98.8	61.7	57.3
Consolidated	35.9	53.7	43.6	44.4
Expense ratio	54.9	47.1	51.3	43.2
Combined ratio	90.8	100.8	94.9	87.6

     Overview
     Net income for the three months ended September 30, 2006 was $2.2 million as compared to $511,000 for the three months ended September 30, 2005, an increase of $1.7 million. The increase in net income was primarily attributable to a decrease in net loss and loss adjustment expenses, partially offset by a decrease in net premiums earned.
     Our loss ratio for the three months ended September 30, 2006 was 35.9% as compared to 53.7% for the corresponding period in 2005. The decrease in the loss ratio for both the commercial and personal line segments for the third quarter of 2006 compared to the same period in 2005 is primarily due to the significant hurricane related costs that were incurred in 2005.
     The decrease in net premiums earned primarily resulted from cancellations and non-renewals in our commercial lines segment and increased reinsurance costs. The cancellations and non-renewals were the result of implementing a promptly-executed strategic plan to reduce wind exposure in Florida when it became evident that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season. We made the decision to reduce our exposure in early June which was substantially completed by July 21, 2006. We cancelled or non-renewed all policies included in specific classes within our Florida small business line. We expect this will reduce total annualized gross premiums written in our Florida small business line by approximately $18.0 million, or 40%, and total insurable value with wind exposure by approximately 75.0%. We believe that the catastrophe reinsurance that we ultimately obtained is adequate for this lower risk profile. See “Reinsurance,” included elsewhere within this Quarterly Report on Form 10-Q. While we expect to see a decrease in premiums earned for the remainder of 2006 attributable to this effort, we believe increases in rates and growth in new lines of business will more than offset these decreases in 2007.
     Gross Premiums Written
     Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is total policy premiums, net of cancellations, associated with policies issued and underwritten by our insurance company subsidiaries. Assumed premiums written is total premiums written associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts.
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Gross premiums written for the three months ended September 30, 2006 were $22.7 million as compared to $18.4 million for the three months ended September 30, 2005, an increase of $4.3 million, or 23.4%.
     Gross premiums written in our commercial lines segment for the three months ended September 30, 2006 were $20.9 million as compared to $17.3 million for the corresponding period in 2005, an increase of $3.6 million, or 20.8%. This increase was attributable to a $9.3 million increase in our crop fronting program, which began in the first quarter of 2006, and a $1.0 million increase in our bowling centers and roller skating centers lines. These increases were partially offset by a $6.5 million decrease in gross premiums written in our Florida small business line, described above, and a small decrease in our Restaurant Bar Tavern, or RBT, line.
     Gross premiums written in our personal lines segment for the three months ended September 30, 2006 were $1.8 million as compared to $1.1 million for the corresponding period in 2005, an increase of $634,000, or 57.6%. This increase was attributable to an increase in gross premiums written in our Florida homeowners line, partially offset by a decrease in gross premiums written in our Midwest homeowners line.
     Our Florida homeowners gross premiums written were $792,000 and $32,000 in the third quarter of 2006 and 2005, respectively. Premiums increased as a result of writing more business outside of the first quarter. Substantially all of our Florida homeowners line renews in the first quarter resulting in a disproportionate amount of gross premiums written in the first quarter as compared to the whole year. We expect premium volume to continue to increase outside of the first quarter as new business is acquired throughout the year.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Gross premiums written for the nine months ended September 30, 2006 were $90.4 million as compared to $86.7 million for the nine months ended September 30, 2005, an increase of $3.7 million, or 4.3%.
     Gross premiums written in our commercial lines segment for the nine months ended September 30, 2006 were $60.5 million as compared to $55.3 million for the corresponding period in 2005, an increase of $5.2 million, or 9.4%. This increase was primarily attributable to a $10.7 million increase in our crop fronting program, which we began in the first quarter of 2006 and a $1.3 million increase in our bowling centers and roller skating centers lines. These increases were partially offset by a $6.0 million decrease in gross written premiums in our Florida small business line, which resulted from cancellations and non-renewals described above, and a $1.4 million decrease in our RBT lines. The decrease in our RBT line was attributable to a reduction in policy count resulting from a more competitive market. We did not write any premiums under our crop fronting program in 2005 and do not expect to continue the program in 2007.

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
     Gross premiums written in our personal lines segment for the nine months ended September 30, 2006 were $30.0 million as compared to $31.4 million for the corresponding period in 2005, a decrease of $1.4 million, or 4.5%. This decrease was attributable to a decrease in policy count partially offset by an increase in average premium per policy. Policy count in our personal lines segment was 29,300 as of September 30, 2006 as compared to 36,300 as of September 30, 2005, a decrease of 7,000 policies, or 19.3%. Policy count decreased in both our Midwest homeowners and Florida homeowners lines. The decrease in policy count in our Florida homeowners line was a result of our efforts to more selectively underwrite the risks. The decrease in policy count in our Midwest homeowners line was attributable to continuing competitive pressures in that market.
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
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Net premiums written for the three months ended September 30, 2006 were $8.7 million as compared to $12.6 million for the three months ended September 30, 2005, a decrease of $3.9 million, or 31.0%. The decrease in net premiums written was primarily attributable to a decrease in gross premiums written in our Florida small business line.
     Ceded premiums written for the three months ended September 30, 2006 were $14.0 million as compared to $5.9 million for the corresponding period in 2005, an increase of $8.1 million, or 137.3%. Of the $8.1 million increase in ceded premiums written, approximately $9.1 million was attributable to our crop fronting program in which we cede 98% of our gross premiums and 100.0% of the losses. We wrote our first crop policies in the first quarter of 2006. Offsetting the increase in the crop fronting program were smaller decreases, primarily resulting from policy cancellations in our Florida small business line.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Net premiums written for the nine months ended September 30, 2006 were $60.7 million as compared to $72.1 million for the corresponding period in 2005, a decrease of $11.4 million, or 15.8%. The decrease in net premiums written was primarily attributable to a decrease in gross premiums written in our Florida small business line and an increase in the cost of reinsurance in our Florida homeowners line in the first five months of the year.
     Ceded premiums written for the nine months ended September 30, 2006 were $29.7 million (or 32.9% of gross premiums written) as compared to $14.5 million (or 16.7% of gross premiums written) for the corresponding period in 2005, a $15.2 million increase, or 104.8%. Of the $15.2 million increase in ceded premiums written, $10.5 million was attributable to our crop fronting program, $3.9 million was attributable to increased catastrophe reinsurance rates, $546,000 from catastrophe reinsurance reinstatement premiums, and $620,000 was attributable to the effects of transferring unearned premiums from old reinsurance contracts to new reinsurance contracts. We do not expect further reinsurance costs in 2006 from reinstatement premiums or the transfer of unearned premiums unless we experience new hurricane losses or enter into new unearned premium transfer arrangements.
     Net Premiums Earned
     Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy. Ceded premiums earned reduce gross premiums earned to arrive at net premiums earned.
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Net premiums earned for the three months ended September 30, 2006 were $19.9 million as compared to $21.7 million for the three months ended September 30, 2005, a decrease of $1.8 million, or 8.3%. The decrease in net premiums earned was consistent with the decrease in gross premiums written discussed above.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Net premiums earned for the nine months ended September 30, 2006 were $61.3 million as compared to $66.8 million for the nine months ended September 30, 2005, a decrease of $5.5 million, or 8.2%. The decrease in net premiums earned was consistent with the decrease in gross premiums written discussed above.

Our premiums earned by segment, for the three and nine months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross premiums earned:
Commercial lines	$24,689	$19,132	$65,063	$56,418
Personal lines	8,056	8,536	23,784	25,682

Total	32,745	27,668	88,847	82,100

Ceded premiums earned:
Commercial lines	10,303	3,319	18,976	9,129
Personal lines	2,533	2,697	8,555	6,127

Total	12,836	6,016	27,531	15,256

Net premiums earned:
Commercial lines	14,386	15,813	46,087	47,289
Personal lines	5,523	5,839	15,229	19,555

Total	$19,909	$21,652	$61,316	$66,844

     Net Investment Income
     Our investment portfolio is highly liquid, consisting principally of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Net investment income for the three months ended September 30, 2006 was $1.8 million as compared to $1.1 million for the three months ended September 30, 2005, an increase of $688,000, or 62.5%. The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized yield on our portfolio as discussed below.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Net investment income for the nine months ended September 30, 2006 was $4.8 million as compared to $2.8 million for the nine months ended September 30, 2005, an increase of $2.0 million, or 71.4%. The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield from 2.8% for the nine months ended September 30, 2005 to 4.1% for the corresponding period in 2006. Average cash and invested assets for the nine months ended September 30, 2006 was $154.0 million as compared to $132.3 million for the corresponding period in 2005.
     The increase in the average yield for the first three quarters of 2006 as compared to the corresponding period of 2005 was attributable to an increase in the prevailing market interest rates. For example, the average yield on the three-year U.S. Treasury notes increased from 3.7% as of September 30, 2005 to 4.8% as of September 30, 2006, which we believe reflects the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. The average duration of our debt securities portfolio was 3.5 and 3.3 years as of September 30, 2006 and 2005, respectively. The pre-tax yield-to-earliest call date of our debt securities portfolio was 5.1% as of September 30, 2006.
     Net Realized Gains and Losses on Investments
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Realized gains, net of realized losses, on the disposition of investments for the three months ended September 30, 2006 were $81,000 as compared to net realized gains of $75,000 for the three months ended September 30, 2005. This difference is normal and not the result of any identifiable trend.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Realized losses, net of realized gains, on the disposition of investments for the nine months ended September 30, 2006 were $266,000 as compared to $155,000 for the corresponding period in 2005. Substantially all of the realized losses are generated from the sales or calls of debt securities which experienced decreases in fair values attributable to increases in prevailing market interest rates.

     Other Income
     Other income is substantially composed of the installment fees generated from our Florida homeowners’ line and policy issuance fees. Other income is generated from commissions earned for policies written by one of our wholly-owned managing general agents for unrelated insurance companies, policy or inspection fees charged on certain of our policies, and premium finance charges.
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Other income for the three months ended September 30, 2006 was $404,000 as compared to $695,000 for the three months ended September 30, 2005, a decrease of $291,000 or 41.9%. This decrease was partly attributable to cancellations in the Florida small business line that occurred during the third quarter 2006.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Other income for the nine months ended September 30, 2006 was $1.3 million as compared to $1.5 million for the nine months ended September 30, 2005, a decrease of $183,000 or 12.2%. This decrease was primarily attributable to cancellations in the Florida small business line.
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
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Losses and loss adjustment expenses for the three months ended September 30, 2006 were $7.3 million as compared to $12.0 million for the three months ended September 30, 2005, a decrease of $4.7 million, or 39.2%. This decrease was primarily due to the significant hurricane related-costs that were incurred during 2005. Our loss ratio for the three months ended September 30, 2006 was 35.9% as compared to 53.7% for the corresponding period in 2005. Losses and loss adjustment expenses were reduced by $930,000 of favorable reserve development for the three months ended September 30, 2006 as compared to a $1.6 million reduction due to favorable reserve development for the corresponding period in 2005.
     The loss ratio for our commercial lines segment for the three months ended September 30, 2006 was 31.3% as compared to 39.3% for the corresponding period in 2005. This decrease was substantially attributable to decreased losses and loss adjustment expenses, partially offset by an increase in ceded premiums earned. Loss and loss adjustment expenses include $1.0 million of favorable reserve development in the third quarter of 2006 as compared to $1.3 million of favorable reserve development in the corresponding period in 2005.
     The loss ratio for our personal lines segment for the three months ended September 30, 2006 was 50.5% as compared to 98.8% for the corresponding period in 2005. This decrease was substantially attributable to decreased losses and loss adjustment expenses. The losses and loss adjustment expenses included $102,000 of adverse reserve development in the third quarter of 2006 as compared to $241,000 of favorable reserve development in the corresponding period in 2005.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Losses and loss adjustment expenses for the nine months ended September 30, 2006 were $27.3 million as compared to $30.4 million for the nine months ended September 30, 2005, a decrease of $3.1 million, or 10.2%. Our loss ratio for the nine months ended September 30, 2006 was 43.6% as compared to 44.4% for the corresponding period in 2005. Losses and loss adjustment expenses were reduced by $2.4 million of favorable reserve development for the nine months ended September 30, 2006 as compared to $3.5 million of favorable reserve development for the corresponding period in 2005.

The following table illustrates the effects of changes in prior period reserve estimates on the loss ratios for all lines for the nine months ended September 30, 2006 and 2005.

All Lines	2006	2005
Current year loss ratios	47.5%	49.5%
Decrease in loss ratios from prior year reserve development	(3.9)	(5.1)

Total lines loss ratios	43.6%	44.4%

     The loss ratio for our commercial lines segment for the nine months ended September 30, 2006 was 38.9% as compared to 40.5% for the corresponding period in 2005. This decrease was substantially attributable to decreased losses and loss adjustment expenses and a $1.8 million increase in favorable reserve development, partially offset by an increase in ceded premiums earned.
     Favorable development from prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $4.0 million in the nine months ended September 30, 2006 as compared to $2.2 million for the corresponding period in 2005. The $4.0 million of favorable development was primarily attributable to $4.3 million of favorable development from our liability coverages (of which $3.3 million was generated in the 2005 and 2004 accident years with the remainder substantially generated in the 2001 through 2003 accident years) and $1.2 million of favorable development in our property lines, substantially generated from the 2005 accident year. These redundancies were partially offset by $1.6 million of adverse development in our commercial multi-peril coverages (substantially attributable to the 2004 and 2005 accident years). The development in our liability and commercial multi-peril coverages was primarily due to adjustments to our expected loss ratios.
The following table illustrates the effects of changes in prior period reserve estimates on our commercial lines loss ratios for the nine months ended September 30, 2006 and 2005.

Commercial Lines	2006	2005
Current year loss ratios	47.6%	45.0%
Decrease in loss ratios from prior year reserve development	(8.7)	(4.5)

Total commercial lines loss ratios	38.9%	40.5%

     The loss ratio in our commercial lines segment, before the effects of reserve development, increased 2.6 percentage points for the nine months ended September 30, 2006 as compared to the corresponding period in 2005, of which approximately 7.4 percentage points were attributable to an increase of ceded premiums earned and approximately 4.8 percentage points was attributable to decreases in current year loss activity. The decrease in current year loss activity for the nine months ended September 30, 2006 as compared to September 30, 2005 is mostly attributable a significant decrease in hurricane-related costs. During the third quarter 2005, we incurred $1.3 million of losses, net of reinsurance, for hurricane-related costs in our commercial lines of business.
     The loss ratio for our personal lines segment for the nine months ended September 30, 2006 was 61.7% as compared to 57.3% for the corresponding period in 2005. The increase in the loss ratio for the nine months ended September 30, 2006 was substantially attributable to $2.9 million increase in adverse reserve development and an increase in ceded premiums earned.
     Adverse development of prior period reserve estimates increased losses and loss adjustment expenses in our personal lines segment by $1.6 million in the nine months ended September 30, 2006 as compared to $1.3 million of favorable development for the corresponding period in 2005. The $1.6 million deficiency was substantially attributable to a $2.4 million deficiency in our personal automobile line (which is in run-off), partially offset by $815,000 redundancy in our homeowners line.
     The $2.4 million of adverse development in the personal automobile line was primarily generated from the 2003 through 2005 accident years within our personal injury and other liability coverages. These liability coverages require more years to fully develop and the case reserves generally are subject to greater uncertainty than for property coverages.

     The following table illustrates the effects of changes in prior period reserve estimates on our personal lines loss ratios for the nine months ended September 30, 2006 and 2005.

Personal Lines	2006	2005
Current year loss ratios	51.4%	64.2%
Increase (decrease) in loss ratios from prior year reserve development	10.3	(6.9)

Total personal lines loss ratios	61.7%	57.3%

     The loss ratio in our personal lines segment, before the effects of reserve development, decreased 12.8 percentage points for the nine months ended September 30, 2006 as compared to the corresponding period in 2005. The decrease in the current year loss ratio was driven by a reduction in Florida homeowners losses, partially offset by an increase in losses due to storm activity in the Midwest homeowners line and an increase in reinsurance costs.
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
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Policy acquisition costs for the three months ended September 30, 2006 were $5.5 million as compared to $5.8 million for the three months ended September 30, 2005, a decrease of $361,000, or 6.2%. The decrease in policy acquisition costs was attributable to decreased gross earned premiums in our commercial lines segment (excluding gross earned premium from our crop fronting program) substantially resulting from the Florida small business cancellations.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Policy acquisition costs for the nine months ended September 30, 2006 were $16.8 million as compared to $17.1 million for the nine months ended September 30, 2005, a decrease of $333,000, or 1.9%. The decrease in policy acquisition costs was attributable to a slight decrease in gross earned premiums in our commercial lines segment (excluding gross earned premium from our crop fronting program).
     Other Underwriting and Operating Expenses
     Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and, therefore, do not vary significantly with premium volume.
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Other underwriting and operating expenses for the three months ended September 30, 2006 were $5.7 million as compared to $4.7 million for the three months ended September 30, 2005, an increase of $1.0 million, or 21.3%. This increase resulted from increased costs to expand operations and to operate as a public company.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Other underwriting and operating expenses for the nine months ended September 30, 2006 were $15.4 million as compared to $12.4 million for the nine months ended September 30, 2005, an increase of $3.0 million, or 24.2%. This increase primarily resulted from increased costs to expand operations and to operate as a public company. We also incurred a $1.4 million expense in the second quarter of 2006 as a result of an assessment imposed by the Florida Insurance Guarantee Association, Inc., or FIGA. This assessment stemmed from the insolvency of the POE Financial Insurance Group in early 2006.
     Interest Expense
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Interest expense for the three months ended September 30, 2006 was $496,000 as compared to $390,000 for the three months ended September 30, 2005, an increase of $106,000, or 27.2%. The increase in interest expense was primarily attributable to the $20.6 million junior subordinated note, bearing interest at 8.7% per annum, issued in concert with the trust preferred securities in February 2006.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 was $1.2 million as compared to $884,000 for the nine months ended September 30, 2005, an increase of $323,000, or 36.5%. Consistent with the explanation above, this increase was also predominantly attributable to the $20.6 million junior subordinated note.

     Federal Income Tax Expense
     Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005. Federal income tax expense for the three months ended September 30, 2006 was $1.0 million representing an effective tax rate of 32.5%. Federal income tax expense for the three months ended September 30, 2005 was $67,000, representing an effective tax rate of 11.6%. Our effective tax rate for the three months ended September 30, 2006 is slightly lower than the statutory rate because of tax-exempt investment income. Our effective tax rate was lower than the statutory rate for the three months ended September 30, 2005 due to a $124,000 favorable adjustment attributable to the acquisition of North Pointe Casualty.
     Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005. Federal income tax expense for the nine months ended September 30, 2006 was $2.2 million, representing an effective tax rate of 33.8%. Federal income tax expense for the nine months ended September 30, 2005 was $3.5 million, representing an effective tax rate of 34.8%. Our effective tax rates for both periods approximated the statutory rate of 34.0%.
Liquidity and Capital Resources
     Sources and Uses of Funds
     North Pointe Holdings is a holding company with no business operations of its own. Consequently, our ability to meet our debt payment obligations, pay our taxes and administrative expenses is dependent on intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiaries. Our insurance company subsidiaries are subject to extensive regulation by the insurance regulatory agency in each state in which they do business, including restrictions on the amount of dividends they can pay to their shareholder. North Pointe Holdings and certain of its subsidiaries are not insurance companies and, therefore, are not subject to the same level of regulation as our insurance company subsidiaries.
     Our non-insurance company subsidiaries provide management and administration services to our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $15.2 million and $13.6 million for the nine months ended September 30, 2006 and 2005, respectively. Our non-insurance company subsidiaries also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $1.3 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. There were no material non-cash components of our non-insurance company subsidiary revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
     The primary obligations of our non-insurance company subsidiaries are salaries, administration expenses and debt service obligations. Our non-insurance companies incurred salary and administrative expenses totaling $8.9 million and $7.1 million for the nine months ended September 30, 2006 and 2005, respectively. Our minimum principal and interest payments for our outstanding debt obligations were $1.3 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively.
     On June 30, 2006, we entered into a Second Amended and Restated Credit Agreement with Comerica Bank, as agent (“Comerica”), JP Morgan Chase Bank, and Fifth Third Bank, which replaced a previous Amended Credit Agreement between the parties dated January 26, 2004, the term of which was set to expire on July 1, 2006. The Credit Agreement provides for a revolving credit line in the aggregate amount of $25.0 million. At September 30, 2006, there was no outstanding balance on the line.
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

     Cash Flows
     Net cash provided by operating activities for the nine months ended September 30, 2006 was $6.7 million as compared to $13.2 million for the corresponding period in 2005, a decrease of $6.5 million. The decrease in cash provided by operating activities was primarily attributable to a $14.4 million reduction in premiums collected, net of ceded premiums paid, and a $7.9 million increase in cash paid for policy acquisition costs as well as operating and interest expense. The $14.4 million reduction in net premiums collected resulted from receiving cash in the fourth quarter of 2005 relating to Florida homeowners policies renewing in the first quarter of 2006. Since the entire Florida homeowners line was new in the first half of 2005, there were no similar premiums paid in advance in December 2004, thus all premiums from our Florida homeowners policies written in the first quarter of 2005 were collected in the same period while a portion of the Florida homeowners policies written in the first quarter of 2006 were paid in late 2005. The decrease in cash from operating activities was partially offset by a $5.2 million decrease in taxes paid, a $8.8 million decrease in losses paid and a $2.0 million increase in investment income.
     Net cash used in investing activities for the nine months ended September 30, 2006 was $8.5 million and was attributable to $6.3 million of net cash used in investment portfolio purchases in excess of investment portfolio sales and other dispositions, $620,000 of cash used for the capital contribution to NP Capital Trust I (a Delaware trust used to issue trust preferred securities), and $1.6 million of cash used to purchase fixed assets. Net cash used in investing activities for the nine months ended September 30, 2005 was $31.3 million and was attributable to $26.0 million of net cash used in investment portfolio purchases in excess of investment portfolio sales, $3.4 million used to increase restricted cash, with the remainder primarily attributable to net cash used for the acquisition of Northwestern Zodiac and the purchase of fixed assets.
     Net cash provided by financing activities for the nine months ended September 30, 2006 was $17.4 million and was attributable to $19.9 million in proceeds (net of $690,000 of costs) received from the issuance of the subordinated debentures (in conjunction with the issuance of the trust preferred securities), partially offset by a $2.5 million decrease in net senior debt borrowings. Net cash provided by financing activities for the nine months ended September 30, 2005 was $23.9 million and was attributable to $41.6 million in net proceeds received from our initial public offering of common stock completed in September 2005, offset by a $17.7 million decrease in net borrowings.
     We believe existing cash and investment balances, as well as cash flows from operations, will be adequate to meet the capital and liquidity needs of North Pointe Holdings and each of its subsidiaries during the twelve-month period following the date of this report. We currently anticipate meeting our long-term capital and liquidity needs through a combination of cash flows from operations and possible future debt or equity financings. No assurances can be given, however, that we will generate cash flows from operations sufficient to meet our ongoing financial requirements or that debt or equity financing will be available to us under acceptable terms, if at all, in the future.
     Contractual Obligations and Commitments
The following table summarizes information about our contractual obligations which had significant changes since December 31, 2005. The minimum future principal and related interest payments of our junior subordinated debt and the restated and amended senior credit facility, as of September 30, 2006, are as follows:

						2011 and
	2006	2007	2008	2009	2010	thereafter	Total
	(Dollars in thousands)
Junior subordinated debt	$448	$1,794	$1,794	$1,794	$1,794	$65,728	$73,352
Senior credit facility	23	94	94	47	—	—	258

	$471	$1,888	$1,888	$1,841	$1,794	$65,728	$73,610

The junior subordinated debt agreement requires one $20.6 million principal payment in 2036 and $448,000 quarterly interest payments. The senior credit facility provides for a revolving credit line in the aggregate amount of $25.0 million maturing on June 30, 2009. There was no balance on the revolving credit line as of September 30, 2006. The table reflects facility fee obligations which are due during the course of the revolving credit line term.
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
     Our cash and investment portfolio totaled $165.2 million and $142.9 million as of September 30, 2006 and December 31, 2005, respectively, and is summarized as follows:

	As of September 30, 2006		As of December 31, 2005
	Amount	Percent of portfolio	Amount	Percent of portfolio
	(Dollars in thousands)
Fixed Income:
U.S. governmental and agency securities	$26,197	15.8%	$20,672	14.5%
Foreign governmental	302	0.2	561	0.4
Corporate securities	28,683	17.4	31,509	22.0
Municipal securities	7,070	4.3	—	0.0
Mortgage-backed securities	32,486	19.7	32,847	23.0
Asset-backed	9,348	5.6	12,429	8.7

Total fixed-income	104,086	63.0	98,018	68.6

Cash, cash equivalents and restricted cash	49,960	30.2	34,319	24.0

Equity securities:
Common shares	10,512	6.4	10,001	7.0

Total equity securities	10,512	6.4	10,001	7.0

Other investments	604	0.4	553	0.4

Total	$165,162	100.0%	$142,891	100.0%

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
The gross unrealized losses of our investments as of September 30, 2006 and the period of time such investments were in a loss position are as follows:

	Less than 12 months		12 months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
U.S. governmental and agency securities	$5,877	$60	$10,813	$223	$16,690	$283
Foreign governmental	—	—	301	7	301	7
Corporate securities	1,947	26	23,189	725	25,136	751
Mortgage-backed securities	245	1	27,545	840	27,790	841
Asset-backed	192	—	7,399	102	7,591	102

Total debt securities	$8,261	$87	$69,247	$1,897	$77,508	$1,984

Equity securities	$746	$75	$63	$3	$809	$78

     Unpaid Losses and Loss Adjustment Expenses
     At September 30, 2006, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $57.9 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves.
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
     Such changes in key assumptions would have increased or decreased net reserves as of September 30, 2006 by $5.0 million or $3.2 million, respectively. If net reserves were $5.0 million greater as of September 30, 2006, our net income for the nine months ended September 30, 2006 and shareholders’ equity as of September 30, 2006 would have been lower by $3.3 million. Conversely, if net reserves were $3.2 million lower as of September 30, 2006, our net income for the nine months ended September 30, 2006 and shareholders’ equity as of September 30, 2006 would have been greater by $2.1 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.
The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of September 30, 2006 and in total as of December 31, 2005.

	Net Reserves at September 30, 2006			Total Net
	Personal	Commercial		Reserves at
	Lines	Lines		December 31,
	Segment	Segment	Total	2005
	(Dollars in thousands)
High end of range	$7,654	$55,177	$62,831	$60,421
Carried reserves	7,269	50,594	57,863	57,744
Low end of range	6,936	47,716	54,652	53,130
     Given the numerous factors in the analysis, as well as the variety of coverages analyzed, we do not believe that it would be reasonably practicable to provide more detailed disclosure regarding the individual changes to the loss development factors and their individual effects on the total reserves. Furthermore, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

     The table below presents a breakdown of our insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for IBNR losses:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Case:
Commercial lines products
Liability	$13,100	$13,180
Property	5,049	8,246
Commercial multi-peril	16,473	19,942
Commercial automobile	3,698	4,325
Other	1,223	772

Total commercial lines	39,543	46,465

Personal lines products
Personal automobile	5,354	6,128
Homeowners	3,015	8,893

Total personal lines	8,369	15,021

Total case reserves	$47,912	$61,486

IBNR:
Commercial lines products
Liability	$14,051	$13,742
Property	639	3,868
Commercial multi-peril	15,530	14,613
Commercial automobile	3,255	2,622
Other	778	805

Total commercial lines	34,253	35,650

Personal lines products
Personal automobile	6,148	9,451
Homeowners	2,386	11,191

Total personal lines	8,534	20,642

Total IBNR reserves	$42,787	$56,292

Gross:
Commercial lines products
Liability	$27,151	$26,922
Property	5,688	12,114
Commercial multi-peril	32,003	34,555
Commercial automobile	6,953	6,947
Other	2,001	1,577

Total commercial lines	73,796	82,115

Personal lines products
Personal automobile	11,502	15,579
Homeowners	5,401	20,084

Total personal lines	16,903	35,663

Total gross reserves	$90,699	$117,778

     The $27.1 million decrease in total gross reserves as of September 30, 2006 as compared to December 31, 2005 was primarily attributable to the settlement and payment of claims relating to hurricane losses incurred in 2005, most of which were generated from Hurricane Wilma.

     We regularly update reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior period reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the three months ended September 30, 2006 and 2005 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross reserves, beginning of period	$96,429	$86,523	$117,778	$96,561
Less reinsurance recoverables, excluding Citizens’ assessment (1)	37,010	26,609	60,034	36,544

Net balance	59,419	59,914	57,744	60,017
Incurred related to
Current year	8,225	13,549	29,743	33,856
Prior years	(930)	(1,557)	(2,426)	(3,499)

Total incurred	7,295	11,992	27,317	30,357

Paid related to
Current year	4,854	6,788	10,941	11,967
Prior years	3,997	5,018	16,257	18,307

Total paid	8,851	11,806	27,198	30,274

Net balance, end of period	57,863	60,100	57,863	60,100
Plus reinsurance recoverables, excluding Citizens’ assessment (1)	32,836	24,710	32,836	24,710

Gross reserves, end of period	$90,699	$84,810	$90,699	$84,810

(1)	Reinsurance recoverables exclude a $669,000, $671,000 and $5,955,000 recoverable attributable to the liability established for the anticipated Citizens’ assessment at September 30, 2006, June 30, 2006 and December 31, 2005, respectively. The liability for the Citizens’ assessment is not included in unpaid losses and loss adjustment expenses, therefore the related recoverable from reinsurers is also excluded.

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
     As a result of the lack of catastrophe reinsurance capacity for our Florida small business line, we significantly reduced our wind exposure in Florida. Through the cancellations and non-renewals in June and July of 2006 our wind-exposed total insurable value was reduced by approximately 75%. Our new commercial and Midwest homeowners catastrophe reinsurance is expected to cost us a little less than it cost us in the preceding twelve-month term. However, our exposure to expenses from net losses has increased, and it is not possible to predict what the increase in net losses and loss adjustment expenses will be. While we would have preferred to buy more reinsurance for lower retentions, the reinsurance market was too costly for it to be economically reasonable. Given our lowered exposure base in our Florida commercial lines, catastrophe loss modeling places the risk of exceeding the limits on our catastrophe reinsurance to require a storm intensity and placement that is estimated to occur approximately only once every 500 years, commonly referred to as a one in five hundred-year storm.
     Effective August 14, 2006, we entered into a reinsurance agreement to provide us with additional catastrophe reinsurance coverage for our commercial and Midwest homeowners lines of business. This new agreement expires on June 30, 2007 and provides 100% coverage for up to $12.0 million in losses in excess of an $8.0 million retention.
Contingencies
     Citizens Property Insurance Company
     We are subject to assessments imposed by the Citizens Property Insurance Corporation, or Citizens, which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments on insurance companies that write business in Florida to cover deficits particularly in the event of significant hurricane losses.
     Citizens’ current deficit approximates $1.7 billion as a result of 2005 hurricane losses and adverse development from 2004 hurricane losses. In June 2006, the Florida Legislature appropriated $715 million to help offset these deficits. Citizens estimates some of the remaining deficit will be covered by regular assessments approximating $163 million. In anticipation of a regular assessment from Citizens, we have recorded a liability, net of reinsurance recoverables, of $72,000 as of September 30, 2006. To fund deficits not covered by appropriations or regular assessments, Citizens reported it will levy emergency assessments beginning January 2007. Because emergency assessments are levied directly on policyholders in the form of surcharges and are not the obligation of insurance carriers, no liability has been established for anticipated emergency assessments. Citizens’ deficit could change because ultimate hurricane losses are difficult to estimate. Additionally, the Florida legislature may further alter how the existing and/or future Citizens’ deficits will be recovered. Citizens made no assessments prior to 2005.
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
     Interest Rate Risk
     Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income from fixed-income securities increases or decreases with changes in market interest rates. In addition, some fixed-income securities have call or prepayment options. These could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2006 was 3.5 years.
The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of September 30, 2006	Fair Value	Fair Value	Fair Value	Equity
	(Dollars in thousands)
200 basis point increase	$96,305	$(7,781)	(7.5)%	(5.9)%
100 basis point increase	100,173	(3,913)	(3.8)	(3.0)
No Change	104,086	—	—	—
100 basis point decrease	107,833	3,747	3.6	2.8
200 basis point decrease	111,272	7,186	6.9	5.4
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
     At September 30, 2006 and December 31, 2005, amounts due us from reinsurers (including prepaid reinsurance premiums) were $50.0 million and $84.9 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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
     In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
     Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
     None.
Item 5. Other Information.
     None.
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

NORTH POINTE HOLDINGS CORPORATION
Date: November 9, 2006	By:	/s/ James G. Petcoff
James G. Petcoff
Chief Executive Officer, President & Chairman of the Board

Date: November 9, 2006	By:	/s/ Brian J. Roney
Brian J. Roney
Chief Financial Officer & Vice President — Finance

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