Form 10-K
period 2006-12-31
NORTH POINTE HOLDINGS CORP
filed 2007-03-30
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51530

NORTH POINTE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3615047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
28819 Franklin Road Southfield, Michigan	48034 (Zip Code)
(Address of principal executive offices)

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

The aggregate market value of the common shares held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was $34.4 million. (For this computation, the registrant has excluded the market value of all shares of its Common Stock beneficially owned by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of March 13, 2007, there were 9,122,687 shares of Common Stock outstanding.

Documents incorporated by reference are as follows:

Part and Item Number of
Document	Form 10-K into Which Incorporated

North Pointe Holdings Corporation Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2007	Part III, Items 10 through 14

FORM 10-K TABLE OF CONTENTS

		Page

PART I:
Item 1.	Business	3
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35

PART II:
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64

PART III:
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accounting Fees and Services	65

PART IV:
Item 15.	Exhibits, Financial Statement Schedules	65
Item 15(a)(1).	Financial Statements and Reports of Independent Register Public Accounting Firm	65
Item 15(a)(2).	Financial Statement Schedules	103
Item 15(a)(3).	Exhibit Index	114
Revised Equity Incentive Plan
First Amendment to the Employment Agreement - James G. Petcoff
First Amendment to the Employment Agreement - B. Matthew Petcoff
Amendment to the Consulting Agreement
Managing General Agency Agreement, dated July 1, 2006
Reinsurance Agreement, dated September 1, 2006
Reinsurance Agreement, dated January 1, 2007
Addendum Number 1 to Reinsurance Agreement, dated January 1, 2007
Reinsurance Agreement, dated January 1, 2007
Subsidiaries
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
Certification of Chief Executive Officer Pursuant to Section 1350
Certification of Chief Financial Officer Pursuant to Section 1350

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

Unless otherwise indicated or the context otherwise requires, in this Annual Report on Form 10-K: references to “North Pointe,” “we,” “us” and “our” are to North Pointe Holdings Corporation and its consolidated subsidiaries; references to “our insurance companies” or “our insurance company subsidiaries” are to North Pointe Insurance Company (referred to herein as North Pointe Insurance), North Pointe Casualty Insurance Company (referred to herein as North Pointe Casualty), Home Pointe Insurance Company (referred to herein as Home Pointe Insurance) and Midfield Insurance Company (referred to herein as Midfield), taken together; references to the “Predecessor Companies” are to the companies we purchased on June 26, 2002 from Queensway Holdings, Inc., namely North Pointe Financial Services, Inc. (referred to herein as North Pointe Financial) and its subsidiaries which include North Pointe Insurance, Universal Fire & Casualty Insurance Company, and Alliance Surety Holdings, Inc. As of September 2006, Alliance Surety Holdings, Inc. was merged into North Pointe Holdings Corporation.

The Company

North Pointe Holdings Corporation is a property and casualty insurance holding company. Through our insurance company subsidiaries, we market both specialty commercial and personal insurance products. For the year ended December 31, 2006, 74.1% and 25.9% of our net premiums earned were attributable to commercial lines and personal lines, respectively. Within our commercial lines segment, we primarily target policyholders that we believe are underserved due to either the size of the market or unique operating characteristics of potential policyholders. Examples of the classes of commercial policyholders that we serve are owner-operated small and mid-sized restaurants, bars, taverns, small grocery and convenience stores, bowling centers, automobile repair facilities, artisan contractors and roller skating centers. Our personal lines segment is currently focused on specialty homeowners insurance.

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

Most property and casualty insurance policies are purchased from insurance companies that are licensed to write insurance in the state in which the policy was sold. These companies are admitted to do business in the state by its insurance department, and therefore are generally known as admitted companies. Admitted companies’ insurance rates and forms are regulated by state insurance departments. In contrast, non-admitted companies, also known as excess or surplus lines companies, are less regulated in the particular state. They provide coverage for risks that either do not fit the underwriting criteria of admitted carriers or are of such a class of risk that the admitted carriers in that state generally avoid them altogether, often due to the difficulty of insuring these risks in an environment where rates and forms are regulated. To help ensure the availability of those lines of insurance that the admitted companies will not provide, the individual insurance departments of various states will permit surplus lines companies to offer these lines, foregoing the standard regulation of solvency, rate and form. As of December 31, 2006, one or more of our insurance company subsidiaries were licensed as admitted companies in 50 states plus the District of Columbia and authorized as surplus lines companies in 34 states.

Our Product Lines

The following table shows our net premiums earned by product line for each of the periods indicated:

	Years Ended December 31,
	2006		2005		2004
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)

Commercial Lines:
Liquor liability	$10,477	13.0%	$10,913	12.9%	$10,818	14.1%
General liability	16,907	21.1%	12,807	15.1%	10,734	13.9%

Total liability	27,384	34.1%	23,720	28.0%	21,552	28.0%
Property	7,320	9.1%	6,299	7.4%	7,129	9.3%
Commercial multi-peril	15,932	19.9%	22,230	26.2%	18,968	24.6%
Commercial automobile	5,823	7.3%	6,156	7.3%	5,412	7.0%
Other	2,997	3.7%	2,661	3.2%	2,274	3.0%

Total commercial lines	59,456	74.1%	61,066	72.1%	55,335	71.9%

Personal Lines:
Automobile	—	0.0%	1,459	1.7%	15,109	19.6%
Homeowners	20,779	25.9%	22,211	26.2%	6,513	8.5%

Total personal lines	20,779	25.9%	23,670	27.9%	21,622	28.1%

Total net premiums earned	$80,235	100.0%	$84,736	100.0%	$76,957	100.0%

Commercial Insurance Products

Our specialty commercial insurance lines consist primarily of coverages for liquor liability, property, general liability, commercial multi-peril and commercial automobiles. Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. During the years ended December 31, 2006, 2005, and 2004 our commercial lines segment accounted for 74.1%, and 72.1%, 71.9%, respectively, of our net premiums earned.

Liquor Liability.  Liquor liability laws require a business that sells alcoholic beverages to be responsible for bodily injury or property damage caused by its customers to a third party. Insurance coverage for this exposure is referred to as liquor liability insurance. Our liquor liability insurance policies provide limits generally ranging from $50,000 to $1.0 million per occurrence. Liquor liability insurance represented approximately 13.0% of our net premiums earned for the year ended December 31, 2006.

General Liability.  General liability covers a policyholder’s liability resulting from a covered risk in the form of an act or omission of the policyholder that causes bodily injury or property damage to a third party. Our general liability policies usually provide for defense and related expenses in addition to per occurrence and aggregate policy limits. Our general liability insurance policies have varying limits, with the majority of our policies having limits of $1.0 million or less. General liability insurance represented approximately 21.1% of our net premiums earned for the year ended December 31, 2006.

Property.  Property insurance covers a policyholder whose property is damaged or destroyed by a covered risk. Our property insurance policies have varying limits, with the majority of such policies having limits of $1.0 million or less. Property insurance represented approximately 9.1% of our net premiums earned for the year ended December 31, 2006.

Commercial Multi-Peril.  Commercial multi-peril, also known as CMP, is composed of two or more coverages including property, commercial automobile, boiler and machinery and general liability, and is tailored to the policyholder’s needs. Business owners policies, also known as BOP, are included within our CMP line and combine property, liability and business interruption coverage to cover expenses of a small business resulting from damage to the business’ property or the acts or omissions of the business that cause damage to a third party. Optional specialty coverages can also be added to these packages, including liquor liability, business crime, accounts receivable, theft of money and securities, computer equipment and outdoor sign coverages. Our typical policy for CMP or BOP has a $1.0 million limit, but we have the ability to write umbrella coverage over our basic limits through a reinsurer. Commercial multi-peril insurance represented approximately 19.9% of our net premiums earned for the year ended December 31, 2006.

Commercial Automobile.  Commercial automobile policies provide physical damage and other liability coverage for activities involving company-owned vehicles. Our commercial automobile insurance policies generally provide combined bodily injury and property damage limits of $1.0 million.

We currently provide commercial automobile insurance policies primarily in Florida and Ohio to policyholders who purchase or currently have other commercial policies with us and who have a need to insure company-owned vehicles. Commercial automobile insurance represented approximately 7.3% of our net premiums earned for the year ended December 31, 2006.

Other Program Business.  We occasionally offer other small specialty commercial products, generally in instances where one of our independent agents has expertise in the particular coverages. For example, we offer property and liability coverages to small Michigan assisted-living facilities. For these programs, we maintain final underwriting authority for all the risks that we insure. Our small specialty commercial programs accounted for 3.7% of our net premiums earned for the year ended December 31, 2006.

Personal Insurance Products

We also offer selected specialty personal insurance products. During the years ended December 31, 2006, 2005 and 2004, our personal lines segment accounted for approximately 25.9%, 27.9% and 28.1%, respectively, of our net premiums earned.

Homeowners and Dwelling/Fire.  We currently offer non-standard homeowners insurance and dwelling/fire insurance products to individuals in Indiana, Illinois, Iowa and Tennessee which comprises our Midwest homeowners insurance line. Non-standard homeowners insurance and dwelling/fire insurance provides coverage to homeowners who find it difficult to obtain coverage from standard carriers due to various factors including the age of the home, its replacement value and/or location. Our Midwest homeowners line typically offers coverage with property limits ranging from $100,000 to $250,000 and personal liability limits ranging from $50,000 to $300,000. The dwelling/fire insurance line provides individual owners with property coverage and basic perils coverage only, with no liability coverage attached. Homeowners and dwelling fire insurance represented approximately 25.9% of our net premiums earned for the year ended December 31, 2006.

In December 2004, we began offering new homeowners and dwelling/fire insurance to former policyholders of an unaffiliated insurer in liquidation in Florida. We recorded $28.3 million of gross premiums written attributable to the Florida homeowners insurance business in 2006. The homeowners and dwelling coverages generally have property limits ranging from $100,000 to over $500,000 and personal liability limits of $100,000 or $300,000.

Automobile.  Non-standard personal automobile insurance provides coverage to drivers who find it difficult to obtain insurance from standard insurance companies due to a lack of prior insurance, failure to maintain continuous coverage, age, prior accidents, driving violations, type of vehicle or limited financial resources. In general, customers in the non-standard market pay higher premiums for comparable coverage than customers who qualify for the standard market. Typically, our non-standard personal automobile insurance policies were issued for six months and for the minimum limits of coverage mandated by state law. On October 15, 2004, we sold the renewal rights to this book of business. We continue, however, to be responsible for paying claims and performing other administrative services with respect to the run-off of non-standard automobile policies that were either expired or still in-force at the time of the sale.

Flood Insurance Product.  North Pointe Insurance was approved by the Federal Emergency Management Agency (“FEMA”) to underwrite flood insurance for the United States government’s National Flood Insurance Program (the “Flood Program”), effective October 1, 2005. North Pointe Insurance began writing Flood Program business for homeowners insurance customers in Florida in December 2005 with negligible writings for 2005. During 2006, North Pointe Insurance wrote Flood Program business in Florida, Illinois, and Michigan and had gross written premiums of $299,000.

While the Flood Program business is written on insurance contracts directly issued by North Pointe Insurance, the underwriting risk arising from the business effectively remains with the United States government. As compensation for its involvement in the Flood Program, North Pointe Insurance is allowed to retain certain operating and administrative expense allowances from the gross premiums written in the Flood Program.

Administrative Services

North Pointe Financial, which is our wholly-owned licensed general agent, was our original general agent for the Restaurant Bar and Tavern, or RBT, business in Michigan in the period before North Pointe Insurance became licensed, in 1987. It also provides management and administrative services for our insurance company subsidiaries and our premium finance subsidiary. These services include providing staff, offices and equipment, and collecting premium, for which North Pointe Financial earns fee income.

We also offer premium financing to commercial accounts through N.P. Premium Finance Company, our wholly-owned premium finance company. We generally provide premium financing for our policyholders only. This subsidiary is licensed to provide premium financing in seven states, but does most of its business in Michigan, Iowa, Ohio and Illinois. During 2006, we had an average month-end finance receivable balance of approximately $852,000, and we averaged 485 accounts serviced for each month.

Geographic Distribution

The following table illustrates the geographic distribution, by state, of our net premiums earned for the periods indicated:

	Years Ended December 31,
			2004(1)
State	2006	2005	(Pro Forma)	2004

Florida	63.4%	60.6%	45.1%	36.3%
Michigan	19.5%	22.0%	30.1%	43.8%
Indiana	4.3%	5.2%	8.4%	6.8%
Illinois	3.2%	3.8%	6.6%	5.3%
Ohio	2.7%	2.4%	3.3%	2.7%
Pennsylvania	1.5%	1.2%	0.9%	0.7%
Iowa	0.7%	0.8%	1.2%	1.0%
Texas	0.7%	0.5%	0.0%	0.0%
New Jersey	0.6%	0.6%	1.0%	0.8%
South Dakota	0.5%	0.6%	0.7%	0.5%
All others	2.9%	2.3%	2.7%	2.1%

	100.0%	100.0%	100.0%	100.0%

(1)	After giving effect to the sale of the new and renewal policy rights relating to our non-standard personal automobile insurance line in October 2004, as if such transaction had occurred on January 1, 2004.

Marketing and Distribution

We market and sell our products through a network of over 1,650 independent agents that distribute our policies through their approximately 2,217 sales offices located in 34 states. Our marketing and distribution programs are designed to reach our targeted policyholders efficiently and to provide superior customer service to our network of independent agents. Because we treat our agents as our customers, we are focused on delivering outstanding service by providing short response times to requests for quotes, working with agents to develop policies to meet the specific needs of their customers and developing agent-friendly technology, such as the internet-based quote system for our specialty homeowners insurance product. We distribute most of our insurance products through a geographically dispersed network of agents that serve local communities. We believe that geographic penetration is important to reach many potential customers because they tend to purchase insurance policies from agents in their general vicinity. For example, agents that serve multiple policyholders in a local community are the primary distribution channel for our products focused on the RBT, small business and specialty homeowners markets.

We often augment the marketing efforts of our agents by obtaining the endorsement of appropriate trade associations. For example, we market our bowling products by cultivating relationships with agents that specialize in bowling centers and obtaining the endorsement of national and state bowling associations.

We are not dependent upon any single agent or group of agents. In 2006, our single largest agent accounted for 5.2% of our total gross premiums written and our top 5 agents accounted for a total of 16.8% of our gross premiums written. No other agent accounted for more than 1.4%.

Underwriting and Pricing

Commercial Lines.  In writing commercial lines policies, we frequently employ customized limiting endorsements, rating surcharges and customized limits to align our product offerings to the risk profile of the class and the specific policyholder being underwritten. Furthermore, we periodically monitor our markets so that we are able to quickly implement changes in pricing, underwriting guidelines and product offerings as necessary to remain competitive. We generally do not pursue commercial product lines where competition is based primarily on pricing. We augment our own internally-developed pricing models with benchmark rates and policy terms set forth by the Insurance Services Office, or ISO. The ISO system is a widely recognized industry resource for common and centralized rates and forms. It provides advisory ratings, statistical and actuarial services, sample policy provisions and other services to its members.

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

Claims Handling

We believe that effective claims management is critical to our success, allowing us to cost-effectively pay valid claims, while vigorously defending those claims that lack merit. To this end, we utilize a proactive claims handling philosophy and seek to internally manage or supervise all of our claims from inception until settlement. By handling our claims internally, we believe we can quickly assess claims, improve communication with our policyholders and claimants, and better control our claims management costs.

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

Unpaid Losses and Loss Adjustment Expenses

We are liable for losses covered under our insurance policies and we establish reserves for unpaid losses and unpaid loss adjustment expenses for all of our lines of business. Our reserves are intended to cover our best estimate of the ultimate cost of settling all losses incurred and unpaid, including those losses that are incurred but have not yet been reported to us.

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

We review our reserves by product line, coverage and state on an annual, semiannual, or quarterly basis, depending on the size of the product line or emerging issues related to the coverage. Our reserves are estimates of what we expect to pay on claims, based on facts and circumstances known at the time we set the reserves. There is a certain amount of random variation in loss development patterns and this results in some uncertainty regarding projected ultimate losses. As a result, our ultimate liability for losses and loss adjustment expenses may exceed or may be less than our reserve estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze loss patterns by line of business and consider several factors, including trends in claim frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. We also regularly evaluate our loss reserves through an examination of our loss ratio and claims severity trends and, if necessary, increase or decrease the level of our reserves as experience develops or new information becomes known. In addition, during the loss settlement period of a claim, which in some of our product lines can last several years, we may obtain additional information about a claim, which may cause us to adjust the reserve for that claim upward or downward, as we believe appropriate.

In developing our loss and loss adjustment expense reserves, we utilize ten years of historical loss experience when available. If ten years of historical data is not available or volume is too small to make historical data a reliable predictor of future loss activity, we rely in varying degrees on available industry data. We use our historical development and industry data to establish factors to calculate our reserve estimates. Development is defined as the change between two dates in the value of the ultimate loss estimates.

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

At December 31, 2006, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $56.4 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis which involves substantial judgement in the course of establishing the reserves.

We generated a sensitivity analysis of our net reserves based on reasonably likely changes to the key assumptions which drive our reserves. Our most significant assumptions are the loss development factors applied to paid losses and case reserves to develop IBNR reserves, by product or coverage and our expected loss ratios developed through past experience, taking into account pricing changes, inflation, and other factors. Although historical loss development provides us with an indication of future loss development, it typically varies from year to year. Thus, for each accident year within each product or coverage, we select one loss development factor derived from a range of historical factors. Our sensitivity analysis provides for possible variations from the selected loss development factors based on the year-to-year variations of historical loss development.

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

Such changes in key assumptions would have increased or decreased net reserves as of December 31, 2006 by $4.3 million or $2.8 million, respectively. If net reserves were $4.3 million greater as of December 31, 2006, our net income for the twelve months ended December 31, 2006 and shareholders’ equity as of December 31, 2006 would have been lower by $2.8 million. Conversely, if net reserves were $2.8 million lower as of December 31, 2006, our net income for the twelve months ended December 31, 2006 and shareholders’ equity as of December 31, 2006 would have been greater by $1.8 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.

The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of December 31, 2006 and in total as of December 31, 2005.

	Net Reserves at December 31,			Total Net
	2006			Reserves at
	Personal Lines	Commercial Lines		December 31,
	Segment	Segment	Total	2005
	(Dollars in thousands)

Low end of range	$5,951	$47,721	$53,672	$53,130
Carried reserves	6,228	50,206	56,434	57,744
High end of range	6,550	54,165	60,715	60,421

Given the numerous factors in the analysis, as well as the variety of coverages analyzed, we do not believe that it would be reasonable to provide more detailed disclosure regarding the individual changes to the loss development factors and their individual effects on the total reserves. Furthermore, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The table below presents a breakdown of the insurance companies’ reserve (redundancies) or deficiencies, by line of business.

	2006		2005		2004
		Increase		Increase		Increase
		(Decrease)		(Decrease)		(Decrease)
	Net	in Estimate	Net	in Estimate	Net	in Estimate
	Reserves	of	Reserves	of	Reserves	of
	at	Beginning	at	Beginning	at	Beginning
	Beginning	of Year	Beginning	of Year	Beginning	of Year
Lines of Business	of Year	Net Reserves	of Year	Net Reserves	of Year	Net Reserves
	(Dollars in thousands)

RBT and bowling center	$21,476	$(6,560)	$23,998	$(2,080)	$21,536	$(1,006)
Commercial automobile	6,310	(203)	3,394	(191)	7,814	(1,948)
North Pointe Casualty run off(1)	127	15	557	(100)	6,072	(2,526)
Florida small business	14,510	3,004	17,393	(848)	8,352	(345)
Other	1,764	(209)	2,120	(244)	1,579	385

Total commercial lines	44,187	(3,953)	47,462	(3,463)	45,353	(5,440)

Personal automobile	2,767	1,779	10,506	(1,290)	12,315	(198)
Homeowners	4,835	(320)	2,049	(682)	2,042	(354)

Total personal lines	7,602	1,459	12,555	(1,972)	14,357	(552)

Total lines	$51,789	$(2,494)	$60,017	$(5,435)	$59,710	$(5,992)

(1)	Includes $6.1 million of net reserves acquired on February 28, 2004 as part of the North Pointe Casualty acquisition.

In 2006, 2005 and 2004, loss and loss adjustment expenses included net reductions of $2.5 million, $5.4 million and $6.0 million, respectively, as a result of favorable developments (or redundancies) from reserve changes relating to prior periods. Favorable developments in each of these years were primarily attributable to two factors: (i) settlement of claims at amounts lower than the established reserves; and (ii) reductions in IBNR estimates due to reductions in loss factors reflecting more favorable experience. Favorable settlement of claims was partially attributable to an improved tort environment over the last few years, which has resulted in more favorable outcomes than expected in some of the more difficult liability claims. In addition, we historically have considered available industry data in establishing our reserves for those lines in which our own historical data was not extensive enough either in terms of the number of years of loss experience or the size of our data pool. Statistics regarding industry loss experience have typically indicated loss experience higher than our historical experience, partially due to the fact that available industry statistics generally include risks which we do not cover, such as environmental and asbestos liabilities, or the industry data is not specific enough to our particular specialty lines. In circumstances where we believe industry loss experience is less useful, we have accorded it less weight in establishing our reserves and have accorded more weight to other factors, including underwriting standards, policy provisions, policyholder demographics, legal environment and inflationary trends. There have been no significant changes in key assumptions utilized in the analyses and calculations of our reserves during 2006, 2005 or 2004. As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly accord greater weight to our own loss experience rather than industry loss experience in establishing our reserves.

The $6.6 million of favorable development in 2006 for the RBT and bowling center lines was primarily attributable to the 2002, 2003, 2004 and 2005 accident years with $616,000, $854,000, $2.4 million and $2.8 million in redundancies, respectively. We also experienced other, smaller redundancies offset by small deficiencies in accident years 2001 and prior. The favorable reserve adjustments were primarily attributable to lower actual loss development as compared to our original estimated loss development factors.

The $3.0 million of unfavorable development in 2006 for the Florida small business line was primarily attributable to the 2001, 2002, 2003, 2004 and 2005 accident years with $282,000, $261,000, $262,000, $1.6 million and $754,000 in deficiencies, respectively. The unfavorable reserve adjustments were primarily attributable to higher actual loss development as compared to our original estimated loss development factors.

The $1.8 million of unfavorable development in 2006 for the personal automobile line was primarily attributable to the 2002, 2003 and 2004 accident years with $110,000, $416,000 and $1.1 million in deficiencies, respectively. At December 31, 2005, we had $1.3 million of favorable development in the personal automobile line primarily attributable to the 2001, 2002 and 2003 accident years with $457,000, $308,000 and $663,000 in redundancies, respectively, and lesser redundancies attributable to accident years 2000 and prior. These redundancies were partially offset by a deficiency in the 2004 accident year of $479,000 relating to the personal injury protection coverage. We ceased writing personal automobile policies in October 2004.

The $2.1 million of favorable development in 2005 for the RBT and bowling center lines was primarily attributable to the 2002, 2003 and 2004 accident years with $353,000, $1.4 million and $678,000 in redundancies, respectively. We also experienced other, smaller redundancies relating to accident years 1998 and prior aggregating $300,000. These redundancies were partially offset by $671,000 of deficiencies from the 1999 through 2001 accident years. This development was primarily in liability lines which are more dependent on estimations when establishing reserves and require more years to fully develop than property lines. The favorable reserve adjustments were primarily attributable to lower actual loss development as compared to our originally estimated loss development factors.

The $848,000 of favorable development in 2005 for the Florida small business line was primarily attributable to the 2001, 2003 and 2004 accident years with $207,000, $307,000 and $533,000 in redundancies, respectively, and lesser redundancies attributable to accident years 1998 and 1999. These redundancies were partially offset by a deficiency in the 2000 accident year of $374,000.

In 2004, the $2.5 million decrease in run-off reserves acquired from North Pointe Casualty was due to positive settlements of claims during 2004 following acquisition. Savings from claims settled in 2004 for less than the case reserves at the time of acquisition amounted to $1.8 million. These favorable settlement developments, in conjunction with favorable indications of open liability claims, resulted in a reassessment of the IBNR, which was favorably adjusted by $749,000. The reserve redundancies were primarily attributable to the 1997, 1999 and 2000 accident years. The $1.0 million favorable development in 2004 for the RBT and bowling center lines was primarily attributable to the 1997, 2000, 2002 and 2003 accident years with $179,000, $299,000, $290,000 and $465,000 in redundancies, respectively. These redundancies were partially offset by a deficiency in the 2001 accident year of $217,000. The $1.9 million favorable development in the commercial automobile lines in 2004 was primarily attributable to the 1999 through 2003 accident years, weighted more heavily toward the more current years. The $552,000 favorable development in 2004 on our personal lines was attributable to $354,000 of redundancies from our homeowners line, primarily related to the 2003 accident year and the remainder was attributable to our personal automobile line. Our personal automobile line’s $198,000 redundancy was a combination of $645,000 of redundancy from other liability coverage partially offset by a $447,000 deficiency from personal injury coverage.

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 1996 through 2006 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The first line of the table presents the reserves at December 31 for each year. This represents the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that were unpaid at the balance sheet date, including losses incurred but not reported to us. The upper portion of the table presents the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The lower portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The estimates are revised as more information becomes known about payments and the frequency and severity of claims for particular years. A redundancy exists when the estimated reserves at December 31 are less than the prior reserve estimate; a deficiency exists when the estimated reserves are greater than the prior reserve estimate. The cumulative redundancy depicted in the table for any particular year represents the aggregate change in the initial estimates over all subsequent years.

The information for 1996 and 1997 relates to North Pointe Insurance only, as we were not under common ownership in those years. The information for 1998 through 2001 relates to all of the Predecessor Companies, and the information for 2002 through 2006 relates to all of our current insurance companies.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Dollars in thousands)

Cumulative amount of net liability paid as of:
One year later	$5,130	$5,821	$14,070	$17,508	$17,896	$20,687	$20,472	$18,778	$22,334	$21,777
Two years later	10,233	10,099	22,802	28,730	28,100	32,798	32,000	30,453	35,518
Three years later	12,112	12,881	29,385	34,019	33,796	39,098	38,680	37,064
Four years later	13,323	13,909	32,219	36,259	36,000	42,443	41,946
Five years later	13,750	14,290	33,462	36,969	36,653	43,623
Six years later	13,941	14,589	33,724	37,068	36,815
Seven years later	14,127	14,563	33,752	37,118
Eight years later	14,170	14,571	33,778
Nine years later	14,169	14,584
Ten years later	14,182
Gross liability-end of year	22,504	24,556	60,595	66,561	70,749	87,201	82,949	76,319	96,561	117,778	89,755
Reinsurance recoverable on unpaid losses(1)	3,160	3,846	14,555	16,449	20,544	30,497	28,446	22,681	36,544	60,034	33,321

Net liability-end of year	19,344	20,710	46,040	50,112	50,205	56,704	54,503	53,638	60,017	57,744	56,434
Gross liability re-estimated- latest	18,165	20,278	49,749	59,172	67,658	75,266	69,021	69,181	97,158	121,029
Reinsurance recoverable on unpaid losses re-estimated- latest	3,898	5,592	15,529	21,077	28,387	29,534	22,801	23,935	43,442	65,779

Net liability re-estimated-latest	14,267	14,686	34,220	38,095	39,271	45,732	46,220	45,246	53,716	55,250

Gross cumulative redundancy (deficiency)	$4,339	$4,278	$10,846	$7,389	$3,091	$11,935	$13,928	$7,138	$(597)	$(3,251)

Net liability for losses and loss expenses	$19,344	$20,710	$46,040	$50,112	$50,205	$56,704	$54,503	$53,638	$60,017	$57,744	$56,434
Liability re-estimated as of:
One year later	15,831	18,388	42,782	47,575	46,431	51,548	48,871	50,172	54,582	55,250
Two years later	15,643	16,287	38,995	43,018	44,734	46,998	47,605	46,029	53,716
Three years later	14,350	16,401	36,634	40,967	41,084	46,204	46,662	45,246
Four years later	14,829	15,124	35,457	39,092	39,888	45,805	46,220
Five years later	14,272	15,065	34,912	38,572	39,627	45,732
Six years later	14,407	15,094	34,535	38,286	39,271
Seven years later	14,449	14,871	34,280	38,095
Eight years later	14,380	14,694	34,220
Nine years later	14,270	14,686
Ten years later	14,267

Net cumulative redundancy	$5,077	$6,024	$11,820	$12,017	$10,934	$10,972	$8,283	$8,392	$6,301	$2,494

(1)	The December 31, 2005 reinsurance recoverable on unpaid losses includes $5,955,000 recoverable attributable to the Citizens’ assessment. (See Insolvency Funds and Associations; Mandatory Pools and Insurance Facilities).

We have maintained adequate overall reserves for each of the last ten years. We believe that our policy of analyzing industry loss data in setting our reserves has been a contributing factor to our reserve redundancies because in recent years industry loss averages have been higher than our own loss experience. Due to our consistent loss reserving practices, we have generally produced reserve redundancies. The $3.3 million deficiency of our gross reserves in 2005 is attributable to adverse development from 2004 and 2005 hurricanes. As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly rely on our own loss experience in establishing our reserves.

The table below presents a breakdown of the insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for IBNR losses:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)

Case:
Commercial lines products
Liability	$12,061	$13,180	$11,679
Property	9,643	8,246	7,482
Commercial multi-peril	14,483	19,942	15,507
Commercial automobile	3,705	4,325	5,132
Other	1,063	772	764

Total commercial lines	40,955	46,465	40,564

Personal lines products
Personal automobile	4,758	6,128	9,830
Homeowners	2,713	8,893	1,400

Total personal lines	7,471	15,021	11,230

Total	48,426	61,486	51,794

IBNR:
Commercial lines products
Liability	$12,042	$13,742	$15,380
Property	786	3,868	825
Commercial multi-peril	18,628	14,613	10,600
Commercial automobile	2,851	2,622	3,117
Other	511	805	2,082

Total commercial lines	34,818	35,650	32,004

Personal lines products
Personal automobile	4,015	9,451	12,115
Homeowners	2,496	11,191	648

Total personal lines	6,511	20,642	12,763

Total	41,329	56,292	44,767

Total:
Commercial lines products
Liability	$24,103	$26,922	$27,059
Property	10,429	12,114	8,307
Commercial multi-peril	33,111	34,555	26,107
Commercial automobile	6,556	6,947	8,249
Other	1,574	1,577	2,846

Total commercial lines	75,773	82,115	72,568

Personal lines products
Personal automobile	8,773	15,579	21,945
Homeowners	5,209	20,084	2,048

Total personal lines	13,982	35,663	23,993

Total	$89,755	$117,778	$96,561

The decrease in our commercial and personal lines loss and loss adjustment expenses reserves as of December 31, 2006 as compared to December 31, 2005 was primarily attributable to no hurricane activity in 2006. For example, the IBNR related to Hurricane Wilma decreased $17.4 million, from $18.4 million in 2005 to $975,000 in 2006, and case reserves for all hurricanes decreased $17.0 million, from $22.6 million in 2005 to $5.6 million in 2006.

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

Cash and Investments

Our investment strategy is to invest in marketable and highly liquid investment grade securities. We employ outside money managers to manage our investment portfolio based on investment guidelines approved by our board of directors. Our board reviews these guidelines annually, and we have a finance committee, currently comprised of three independent directors, which meets at least quarterly to discuss our performance relative to our objectives. Our key objectives in developing our investment guidelines include maintaining sufficient liquidity to meet insurance operation obligations, ensuring capital preservation, and maximizing total return on the portfolio.

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

Our cash and investment portfolio totaled $165.8 million and $142.7 million as of December 31, 2006 and 2005, respectively, and is summarized as follows:

	2006		2005
		Percent of		Percent of
	Amount	Portfolio	Amount	Portfolio
	(Dollars in thousands)

Fixed-income:
U.S. governmental and agency securities	$30,526	18.4%	$20,672	14.5%
Foreign government	300	0.1%	561	0.4%
Corporate securities	29,421	17.7%	31,509	22.1%
Municipal securities	7,035	4.2%	—	0.0%
Mortgage-backed securities	32,360	19.5%	32,847	23.0%
Asset-backed securities	7,692	4.7%	12,429	8.7%

Total fixed-income	107,334	64.6%	98,018	68.7%
Cash and cash equivalents	46,039	27.8%	34,119	23.9%
Equity securities — common shares	11,376	6.9%	10,001	7.0%
Other investment	1,088	0.7%	553	0.4%

Total	$165,837	100.0%	$142,691	100.0%

The following is a summary of the credit quality of the fixed-income portfolio as of December 31, 2006:

Treasury and Government Agency	48.4%
“AAA”	24.9%
“AA”	6.1%
“A”	12.0%
“BBB”	8.6%

Total	100.0%

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

Accordingly, when a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in a future period. See notes to the accompanying consolidated financial statements for further discussion of other-than-temporary impairment of investments.

We have historically maintained a high concentration of investment-grade securities in the fixed-income portion of our investment portfolio, and we have limited exposure to lesser rated bonds, or so-called “high yield” instruments. As of December 31, 2006, 91.4% of our fixed-income securities were rated (by Standard & Poor’s Rating Services or Moody’s Investors Services, Inc.) “A” or higher or were issued by governmental agencies rated “AAA.”

We also seek to maintain a conservative mix between fixed-income and equity securities in our investment portfolio, with a high concentration in bonds, cash and cash equivalents and less than 10% exposure to equities. We engage JP Morgan Investment Advisors to manage our fixed-income securities and Munder Capital Management to manage our equity securities portfolio.

We measure the performance of our debt securities portfolio based on a comparison to a benchmark portfolio which reflects comparable characteristics such as credit quality and duration. Our benchmark incorporates a weighting of 73% of the Lehman Intermediate Government/Credit Index, 23% of the Lehman Mortgage Backed Securities Index and 4% of the three-month U.S. Treasury bill.

We benchmark the performance of our equity securities portfolio against the S&P 500 Index and a blended value index which incorporates a weighting of 50% of the Russell 200 Value Index, 35% of the Russell Mid-Value Index and 15% of the Russell 2000 Value Index.

Certain information required by this item is incorporated by reference to Note 4 of the Consolidated Financial Statements and “Management’s Discussion and Analysis,” included elsewhere in this Annual Report on Form 10-K.

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

When we purchase reinsurance, we remain liable for policy claim losses if the reinsurer fails to meet its obligations under the reinsurance treaty due to insolvency or other factors. To mitigate this inherent credit risk, we carefully select our reinsurers. In so doing, we evaluate numerous factors, including the reinsurer’s financial stability, history of responding to claims, continuity of relationships with our company and reputation in the industry. We also review the reinsurer’s A.M. Best rating and generally select only reinsurers with a minimum rating of “A−” (Excellent). If a reinsurer’s credit rating falls below that level, we review the circumstances and, if we consider it necessary, attempt to replace the reinsurer.

The following table summarizes amounts due us from reinsurers as of December 31, 2006. The amounts due consist of recoverables from losses and loss and loss adjustment expenses (“LAE”), and prepaid reinsurance premiums:

Reinsurer	A.M. Best Rating	Gross Amount Due
		(Dollars in thousands)

Swiss Reinsurance American Corporation	‘‘A+” (Superior)	$17,119
MCCA	N/A(1)	7,589
Platinum Reinsurance Company	‘‘A” (Excellent)	4,702
Folksamerica Reinsurance Company	‘‘A−” (Excellent)	3,494
General Reinsurance Corporation	‘‘A++” (Superior)	3,123
Florida Hurricane Catastrophe Fund	N/A(1)	2,586
QBE Reinsurance Corporation	‘‘A” (Excellent)	1,777
Rosemont Reinsurance Ltd.	N/R (2)	1,167
All Other	‘‘A−” or better	7,813

Total		$49,370

(1)	The MCCA and the Florida Hurricane Catastrophe Fund do not receive A.M. Best ratings.

(2)	Rosemont Reinsurance is not formally followed by A.M. Best.

Our reinsurance contracts are typically for one-year terms and are renegotiated annually. We review each contract as it comes up for renewal and negotiate with our reinsurers to make appropriate modifications in light of market conditions and the price of reinsurance. In soft markets, when reinsurance premiums may be lower due to greater availability and capacity, we may make more liberal use of reinsurance to shift risk. In contrast, in hard markets, when availability may be tighter and prices may be higher, we may retain a greater piece of each risk that we write or be forced to write fewer policies or cancel existing policies. We seek to maintain a balance between growth in surplus and the cost of reinsurance.

Effective January 1, 2007, our primary excess of loss reinsurance contracts for our commercial lines of business were renewed. The excess of loss treaty covers us up to $1.0 million per risk, subject to a $500,000 and $600,000 retention for property losses and casualty losses, respectively. For 2007, we did not obtain excess of loss reinsurance for our Midwest homeowners line of business because properties within this book of business are typically lower value structures which fall under our excess of loss retention.

Effective June 1, 2006, our Florida homeowners business excess of loss treaty covers us for up to $2.0 million per risk, subject to a $500,000 retention.

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

Our commercial and Midwest homeowners catastrophe reinsurance agreements expired on June 30, 2006 and were replaced with new reinsurance contracts effective July 1, 2006. Our new commercial and Midwest homeowners catastrophe reinsurance agreements provide 100% coverage for up to $10.0 million in losses in excess of a $20.0 million retention. This includes one mandatory reinstatement for the reinsurance utilized and requires reinstatement premiums to be equal to 100% of the original premiums paid, calculated on a pro rata basis, based on the coverage utilized. This is significantly less reinsurance coverage than what we would have required if we did not cancel and non-renew a substantial portion of our Florida small business line in June and July of 2006. Effective August 14, 2006, we entered into a reinsurance agreement to provide us with additional catastrophe reinsurance coverage for our commercial and Midwest homeowners lines of business. This new agreement expires on June 30, 2007 and provides 100% coverage for up to $12.0 million in losses in excess of a $8.0 million retention.

Our Florida homeowners catastrophe reinsurance agreements expired May 31, 2006 and were replaced with new reinsurance contracts effective June 1, 2006. The new contracts rely heavily upon the Florida Hurricane Catastrophe Fund, or FHCF, which is a state-sponsored reinsurance program. Both Home Pointe Insurance and North Pointe Casualty offer homeowners coverage in Florida. We anticipate that Home Pointe Insurance will write most of the Florida homeowners risks by the middle of 2007. Each company maintains its own contract with the FHCF and, accordingly, each has its own retention. In addition, we have private catastrophe reinsurance that provides coverage above the FHCF limit and covers some of the retention inherent in the FHCF agreements. This private reinsurance combines losses of both Home Pointe Insurance and North Pointe Casualty.

The FHCF provides Home Pointe Insurance 100% coverage up to $7.1 million in losses in excess of a $1.3 million retention. This is referred to as the “FHCF Buy-down Layer.” In addition, the FHCF provides Home Pointe Insurance 90% coverage for approximately $26.5 million in losses in excess of approximately $8.4 million. The FHCF provides North Pointe Casualty 90% coverage up to approximately $10.7 million of losses in excess of an approximate $3.4 million retention. The FHCF Buy-down Layer coverage provides for one automatic reinstatement with no additional premium required. There is no reinstatement for the remaining FHCF coverage. However, we can carry over under-utilized coverage from a catastrophic event to cover additional catastrophic events subsequently occurring within the same contract year. Home Pointe Insurance obtained more catastrophic coverage than North Pointe Casualty because it carries a greater portion of Florida homeowners exposures.

The private reinsurance provides 91.5% coverage for up to $4.0 million in losses in excess of $10.0 million and provides 100% coverage for up to $13.0 million in losses in excess of a $14.0 million retention. The $7.1 million in losses covered by the FHCF Buy-down Layer is counted as retention for purposes of the private reinsurance even though the FHCF pays those losses. The private reinsurance provides one mandatory reinstatement for the reinsurance utilized and requires reinstatement premiums to be equal to 100% of the original premiums paid, calculated on a pro rata basis, based on the coverage utilized.

The total cost of catastrophe reinsurance for our Florida homeowners line in this new contract term is expected to be approximately consistent with the cost of the preceding twelve-month term. To keep costs approximately the same, we have reduced the reinsurance limit from $139.0 million to approximately $62.0 million and retained more lower layer risk. Catastrophe loss modeling indicates the risk of exceeding the limits on our Florida homeowners catastrophe reinsurance requires a storm intensity and placement that is estimated to occur approximately only once every 100 years, commonly referred to as a one in one hundred-year storm.

As a result of the diminished catastrophe reinsurance capacity for our Florida small business line, we significantly reduced our wind exposure in Florida. Through the cancellations and non-renewals in June and July of 2006, our wind-exposed total insurable value was reduced by approximately 75%. Our new commercial and Midwest homeowners catastrophe reinsurance is expected to cost us a little less than it cost us in the preceding twelve-month term. However, our exposure to expenses from net losses has increased, and it is not possible to predict what the increase in net losses and loss adjustment expenses will be. While we would have preferred to buy more reinsurance for lower retentions, the reinsurance market was too costly for us to do so. Given our lowered exposure base in our Florida commercial lines, catastrophe loss modeling indicates the risk of exceeding the limits on our catastrophe reinsurance requires a storm intensity and placement that is estimated to occur approximately only once every 500 years, commonly referred to as a one in five hundred-year storm.

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

We purchase property facultative reinsurance (reinsurance which is provided on an individual risk basis) when we insure a high value risk, such as a bowling center, that we determine needs excess reinsurance protection beyond that offered by our other treaties. These are purchased on a case-by-case basis and vary in value depending on the risk being insured.

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

Ratings

Insurance companies can apply to receive a financial strength rating from A.M. Best. These ratings range from “A++” (Superior) to “F” (In Liquidation). In December 2006, A.M. Best upgraded North Pointe Insurance’s financial strength rating from “B++” (Good) to “A−” (Excellent), reaffirmed North Pointe Casualty’s rating of “B+” (Good), initiated a financial strength rating of “B+” (Good) for Home Pointe Insurance, and upgraded the issuer credit rating of North Pointe Holdings from “BB” to “BB+”. North Pointe Insurance’s, North Pointe Casualty’s and Home Pointe Insurance’s financial size categories are VI (adjusted policyholders’ surplus from $25.0 million to $50.0 million), V (adjusted policyholders’ surplus from $10.0 million to $25.0 million), and IV (adjusted policyholders’ surplus from $5.0 million to $10.0 million), respectively.

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

Competition

The property and casualty insurance industry is highly competitive, and except for certain regulatory considerations, there are relatively few barriers to entry. In this fragmented market, we compete with both large national insurance providers and smaller regional companies on the basis of customer service, coverages offered, claims handling, price, agent commission and financial strength ratings. Many of our competitors have higher ratings, more capital, greater resources and additional access to capital than we have. They may offer a wider range of products and services than we do and may cover larger geographic markets. It is possible that new entrants to our markets may arise and create additional competition, leading to potentially lower prices and/or higher limits offered. Some of our commercial lines competitors include United States Liability Insurance Group, Michigan Licensed Beverage Association Mutual Insurance Company, St. Paul Surplus Lines Company (a subsidiary of St. Paul Travelers Companies, Inc.), Philadelphia Consolidated, Hartford Insurance Company, Auto-Owners Insurance, Old Dominion Insurance, Safeco Insurance and Zurich Insurance.

Our competitors in Florida for the homeowners business include both large national carriers such as State Farm Florida Insurance Company, Allstate Floridian Insurance Company, Nationwide Mutual Insurance Company, and USAA Casualty Insurance Company, and regional carriers such as American Strategic Insurance Corporation, Liberty American Insurance Company, Tower Hill Insurance Group (an MGA), and Florida Preferred Property Insurance Company. In our Midwestern homeowners business, our competitors include Foremost Insurance Company, American Modern Insurance Company, American Reliable Insurance Company, Constitutional Casualty Company and Springfield Fire & Casualty Company.

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

•	prior approval of the change in control of our company or our insurance companies;

•	approval of the policy forms and premium rates of our insurance companies writing admitted business;

•	standards of solvency, including statutory and risk-based capital requirements establishing the minimum amount of capital and surplus that must be maintained by our insurance companies;

•	restrictions concerning which assets of our insurance companies are admissible for purposes of calculating their capital and surplus;

•	licensing of insurers, their agents and various other insurance-related entities;

•	advertising and marketing practices;

•	restrictions on the nature, quality and concentration of the investments of our insurance companies;

•	assessments by guaranty associations;

•	restrictions on the ability of our insurance companies to pay dividends to North Pointe Financial, our stock holding company subsidiary;

•	restrictions on transactions between our insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	rules requiring deposits for the benefit of policyholders;

•	rules requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	claims practices;

•	rules prescribing the form and content of records of financial condition required to be filed; and

•	rules requiring adequate reserves for unearned premium, losses and loss expense, or for other purposes.

Dividends

We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to shareholders, meet our debt payment obligations and pay our taxes and administrative expenses is largely dependent on intercompany service agreements with, and dividends from, our subsidiaries. Our key operating subsidiaries are insurance companies with significant regulation and restrictions with regards to paying dividends. See “Liquidity and Capital Resources — Capital Constraints,” incorporated elsewhere within this Annual Report on this Form 10-K.

Insolvency Funds and Associations; Mandatory Pools and Insurance Facilities

Most states require admitted property and casualty insurance companies to become members of insolvency funds or associations which generally protect policyholders against the insolvency of the admitted insurance companies. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurance companies through annual assessments. The annual assessments required in any one year will vary from state to state, and are subject to various maximum assessments per line of insurance.

Our insurance companies are members of the statutorily created insolvency funds or associations in all states where they are authorized to transact business. We expensed $2.3 million, $953,000 and $387,000 in 2006, 2005 and 2004, respectively, in connection with these combined assessments (including Citizens and Florida Insurance Guaranty Association, Inc. (FIGA) assessments discussed below). These payments may be subject to recovery through future policy surcharges and premium tax reductions.

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

An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup its Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Department of Insurance prior to imposing such surcharge on its policyholders. To the extent that reinsurers cover the assessment they are reimbursed from the surcharges.

Citizens is designed so that the ultimate cost is borne by policyholders; however, the exposure to assessments and the availability of recoupments vary between competing insurance companies. Market conditions may affect an insurer’s ability to fully recoup the assessment. Moreover, even if surcharges and assessments do offset each other, they may not offset each other in the same fiscal period due to the ultimate timing of the assessments and recoupments, and the possibility the related coverages are not written in subsequent years.

At December 31, 2005, we accrued a Citizens assessment based on an estimated deficit of $1.7 billion that resulted from 2005 hurricane losses and adverse development from 2004 hurricane losses. In June 2006, the Florida Legislature appropriated $715.0 million to help offset this deficit. During the fourth quarter of 2006, we received the actual assessment from Citizens that was calculated based on a $163.0 million deficit. The change in Citizens deficit resulted in recognizing income of $417,000 in 2006. Citizens’ deficit could change because ultimate hurricane losses are difficult to estimate. Additionally, the Florida legislature may further alter how the existing and/or future Citizens’ deficits will be recovered. In August 2005, we were assessed $2.1 million by Citizens related to the 2004 hurricanes. After reinsurance, our retention was $131,000 plus $78,000 of reinstatement charges resulting in a $138,000 after-tax charge in 2005. As of December 31, 2005, we accrued a liability of $6.4 million and a $6.0 million reinsurance recoverable in anticipation of further Citizens assessments. Our retention of $438,000 plus $170,000 of reinstatement charges resulted in a $401,000 after-tax charge to income in 2005, which is in addition to the $138,000 after-tax charge referred to above. Citizens made no assessments prior to 2005. Because emergency assessments are levied directly on policyholders in the form of surcharges and are not the obligation of insurance carriers, no liability has been established for anticipated emergency assessments.

FIGA services Florida policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within insolvent companies, FIGA can assess other property and casualty insurance companies writing in Florida. In 2006, we received two assessments (a regular and an emergency) from FIGA, each for $1.4 million. Each assessment equaled two percent of the Company’s $69.1 million direct premiums written in the State of Florida in 2005. The regular assessment was received in the second quarter of 2006 and was paid in July 2006. The emergency assessment was received in the fourth quarter of 2006 and was paid in January 2007. Regular assessments are capped at two percent of the assessed companies’ annual direct premiums written in the prior year. FIGA has publicly proposed increasing the cap on any one year’s regular assessment from two percent to four percent. The 2006 assessments related to the liquidation of the POE Financial Insurance Group including Southern Family Insurance Company, Atlantic Preferred Insurance Company and Florida Preferred Property Insurance Company. In the event that carriers become insolvent in any state, including Florida, the Company could be subject to assessments from such states’ guaranty organizations.

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

IRIS Ratios

The NAIC has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System, or IRIS. IRIS is part of a regulatory early warning system used to monitor the financial health and condition of insurance companies. On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established a “usual” range for each of the IRIS financial ratios. A ratio outside the usual range is not considered failing because these ratio ranges are set for all companies. It is not unusual for financially sound companies to have several ratios falling outside the usual ranges. If four or more of a company’s IRIS ratios fall outside the usual ranges, however, an insurance company may receive inquiries from individual state insurance departments.

As of December 31, 2006, North Pointe Insurance had no IRIS ratios outside the usual range.

As of December 31, 2006, North Pointe Casualty had three IRIS ratios outside the usual range, as follows:

Ratio	Usual Range	North Pointe Casualty Ratio

Change in net premiums written	+33% to –33%	−54%
Two-year overall operating ratio	+100% to n/a	114%
Gross change in policyholders’ surplus	+50% to –10%	63%

The unusual value for change in net premiums written resulted from the transfer of our Florida homeowners line of business from North Pointe Casualty to Home Pointe Insurance during 2006 causing net premiums written to decline from $35.0 million in 2005 to $16.1 million in 2006.

The unusual value for the two-year overall operating ratio resulted from a higher loss ratio in 2005 from hurricanes and a higher expense ratio in 2006 from the transfer of the Florida homeowners lines of business from North Pointe Casualty to Home Pointe Insurance.

The unusual value for the gross change in policyholders’ surplus resulted from a $5.0 million capital contribution to North Pointe Casualty during 2006 to improve its financial rating. In addition, North Pointe Casualty recognized $939,000 of statutory net income in 2006 compared to a statutory net loss of $6.4 million in 2005. The increase in net income, and corresponding increase in surplus in 2006 over 2005, was substantially attributable to hurricane losses in 2005.

As of December 31, 2006, Home Pointe Insurance had three IRIS ratios outside the usual range, as follows:

Ratio	Usual Range	Home Pointe Insurance Ratio

Change in net premiums written	+33% to –33%	1428%
Investment yield	+6.5% to +3%	7.8%
Gross change in policyholders’ surplus	+50% to –10%	67%

The unusual value for change in net premiums written resulted from net premiums written increasing from $999,000 in 2005 to $15.3 million in 2006. The increase in net premiums written was the result of there being only three months of activity in 2005 compared to a full year of activity in 2006. Additionally, in 2006, we transferred our Florida homeowners line of business to Home Pointe Insurance from North Pointe Casualty.

The unusual value for investment yield is a result of the calculation utilizing the average cash and invested assets balance for the year. However, in 2006, the increase in our cash and invested assets balance occurred in the first months of the year as a result of the renewing homeowners’ business, rather than mid-year as the calculation assumes.

The unusual value for gross change in policyholders’ surplus resulted from a $4.0 million capital contribution to Home Pointe Insurance in 2006 to improve its financial rating.

Captive Insurance Company Regulation

We organized and activated Midfield Insurance Company as a captive insurance subsidiary in 2005. Midfield is organized and licensed as a pure captive insurance company under the laws of the District of Columbia. A captive insurance company assumes only the risks of its parent and/or affiliated companies.

Generally, captive insurance companies are not subject to the same degree of regulation as are other insurance companies. For example, the laws and regulations applicable to non-captive insurance companies domiciled in the District of Columbia do not apply to captive insurance companies domiciled in the District of Columbia. As a result, Midfield will not be subject to, among other things, the District’s rate and form filing requirements, guaranty fund assessments, or insurance regulatory trust fund assessments. However, Midfield is required to file an annual report with the Commissioner of the District of Columbia Department of Insurance, Securities and Banking and will be subject to periodic financial examinations by the Commissioner’s office. Moreover, Midfield’s investments will be subject to review and possible disapproval by the Commissioner’s office. Midfield will be subject to minimum capital and surplus requirements for captive insurance companies and premium taxes levied by the District of Columbia. As of December 31, 2006, Midfield’s capital and surplus was $8.2 million.

Item 1A.	RISK FACTORS

Our success depends on our ability to price accurately the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate pricing techniques; and

•	changes in applicable legal liability standards and in the civil litigation system.

The insurance policies we issue and our reinsurance contracts generally renew annually, but, in most cases, there is a timing difference between when we know what reinsurance rates we will be charged and when we can charge new premium rates to existing policyholders. We are required to wait until a policy renews before we can increase the premium rate on that policy. In the event reinsurance rates increase significantly in the interim, there may be a period of time during which our policy pricing may not be sufficient to cover the costs of available reinsurance coverage, thereby adversely affecting our profitability or requiring us to bear additional risk. For example, as a result of hurricane losses in 2004 and 2005, market conditions for private reinsurance on Florida hurricane coverage were generally unfavorable and the terms and pricing available to us were less favorable than we have obtained in the past. As a result, in June 2006 we made the decision to cancel and non-renew all policies included in specific classes within our Florida small business line. We made this decision when it became evident that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season.

Consequently, we may under price risks, which would adversely affect our profit margins, or we may overprice risks, which would reduce our sales volume and competitiveness. In either case, the profitability of our insurance companies could be materially and adversely affected.

Changes in regulation could adversely affect our business.

We cannot assure that states will not make existing insurance-related laws and regulations more restrictive in the future or enact new restrictive laws. New or more restrictive laws and regulations in any state in which we conduct business could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. In such event, we might seek to reduce our insurance policy writings in, or to withdraw entirely from, the state in question. In addition, from time to time, Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We cannot predict whether and to what extent new laws and regulations that would affect our business will be adopted, the timing of adoption or the effects, if any, they would have on our business, results of operations or financial condition.

The Florida legislature, during a special session in January 2007, enacted wide-ranging legislation in an attempt to mandate lower prices for property insurance in the state. The actual impact of the new law on our business is unknown, as there are unresolved regulatory and legal issues.

On January 30, 2007, Emergency Rule 690ER7-1 was issued by the Florida Office of Insurance Regulation, the provisions of which temporarily limit policy non-renewals and filings for rate increases. Subsequently on February 19, 2007, an Order that the Florida Office of Insurance Regulation issued provided further clarity on the temporary limitations on policy renewals imposed by Emergency Rule 690ER7-1. The February 19th Order requires property insurers to file new and lower rates, which reflect the lower cost of acquiring additional reimbursement protection from the FHCF as compared to purchasing reinsurance coverage, prior to commencing new non-renewal notices.

This legislation expands the capacity of the FHCF and mandates every residential property insurer to participate in the FHCF, prohibits excess profits for property insurers in the state, expands the time for non-renewals notification, requires carriers writing certain types of auto coverages in the state to also write homeowners coverage unless that carrier is affiliated with a carrier that writes homeowners insurance in that state, and expands policyholder eligibility for Citizens. These legislative changes position Citizens to be a direct competitor to the private insurers. We are assessing the impact of this legislation on our catastrophe risk management strategy in the state of Florida.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitment.

As part of our overall risk and capacity management strategy, we purchase one or more types of reinsurance coverage, including excess of loss, catastrophe, corporate clash and facultative reinsurance coverage for most of the risks underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. We may be unable to maintain our current reinsurance coverage or to obtain, on a timely basis, other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon the expiration thereof. For example, as a result of hurricane losses in 2004 and 2005, market conditions for private reinsurance on Florida hurricane coverage were generally unfavorable and the terms and pricing available to us were less favorable than we have obtained in the past. As a result, in June 2006 we made the decision to cancel and non-renew all policies included in specific classes within our Florida small business line. We made this decision when it became evident that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season. We expect this will reduce total annualized gross premiums written in our Florida small business line by approximately $18.0 million, or 40.0%, and reduce total insurable value with wind exposure by approximately 75.0%.

Moreover, there may be a situation in which we have more than two catastrophe events within one policy year. Because our current catastrophe reinsurance programs only allow for one automatic reinstatement, we would be required to obtain new catastrophe reinsurance to maintain our current level of catastrophe reinsurance coverage. We may find it difficult to obtain such coverage, particularly in the middle of the hurricane season. For example, if a second event has just occurred and, at the same time, another tropical storm or hurricane is approaching the coast, posing a threat of a third event, the reinsurance market may exclude that particular risk from third event coverage.

If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. See “Business — Reinsurance.”

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

Examples of state regulation that pose particular risks to our ability to earn profits include the following:

•	Required licensing. Our insurance company subsidiaries operate under licenses issued by various state insurance agencies. If a regulatory authority were to deny or delay granting a new license, our ability to enter that market quickly or offer new insurance products in that market would be substantially impaired.

•	Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance rate schedules and policy forms for review and approval. If rate increases we deem necessary are not approved by a state insurance agency, we may not be able to respond to market developments and increased costs in that state. Likewise, if insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state would be substantially impaired. For example, Florida legislation requires insurers to reduce rates by certain mitigation discounts for residential property coverages in which fixtures or construction techniques utilized by the insured have been demonstrated to reduce windstorm loss. Another example is recent Florida legislation that requires all residential property insurers to make a rate filing with the Florida Office of Insurance Regulation using a presumed factor which reflects the savings or reduction in loss exposure to the insurer due to the expanded FHCF coverage. These reduced rates apply to all policies issued or renewed on or after June 1, 2007.

•	Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, we experienced difficulty in exiting the California non-standard automobile insurance market in a timely manner due to regulatory constraints on our ability to cease renewing existing policies.

•	Transactions between insurance companies and their affiliates. Transactions between our subsidiary insurance companies and their affiliates generally must be disclosed to — and in some cases approved by — state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

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

While we currently offer insurance products in 47 states, our business is primarily concentrated in two states, Florida and Michigan. For the year ended December 31, 2006, 63.4% of our net premiums earned related to policies issued to customers in Florida and 19.5% of our net premiums earned related to policies issued to customers in Michigan. Our revenues and profitability are subject to prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies which are more geographically diversified. Because our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Michigan or Florida could have an adverse effect on our financial condition and results of operations.

Our results and financial condition may be adversely affected by our failure to establish adequate loss and loss adjustment expense reserves.

We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on insurance policies issued by our insurance companies. For certain of our lines of business, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the relevant claim. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, it has been, and will continue to be, necessary to revise estimated future liabilities as reflected in our reserves for claims and related expenses. Our gross loss and loss adjustment expense reserves totaled $89.8 million at December 31, 2006. Our loss and loss adjustment expense reserves, net of reinsurance recoverables, were $56.4 million at that date. We cannot be sure that our ultimate losses and loss adjustment expenses will not exceed our reserves. For example, we recently began writing homeowners insurance in the state of Florida. Given our limited history writing this business, we initially will rely heavily on industry loss experience in establishing our loss reserves. Our own loss experience in this new line of business could run materially higher than industry loss experience. If and to the extent that our reserves prove inadequate, whether in our Florida homeowners insurance lines or any other line of business, we will be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which our reserves are increased, which could materially and adversely affect our financial condition and results of operations. For example, based on our range analysis in “Unpaid Losses and Loss Adjustment Expenses,” if our net loss and loss adjustment expense reserves as of December 31, 2006, were greater by $4.3 million or lower by $2.8 million, a corresponding decrease or increase in our net income for 2006 of $2.8 million or $1.8 million, respectively, would result. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and “— Unpaid Losses and Loss Adjustment Expenses,” included elsewhere within this Annual Report on Form 10-K.

A reduction in our insurance company subsidiaries’ A.M. Best financial strength ratings could adversely affect our business and financial condition.

A.M. Best, generally considered to be a leading authority on insurance company ratings and information, has currently assigned our insurance company subsidiaries financial strength ratings of “A−” (Excellent) for North Pointe Insurance, “B+” (Good) for North Pointe Casualty, and “B+” (Good) for Home Pointe Insurance. A.M. Best assigns financial strength ratings ranging from “A++” (Superior) to “F” (In Liquidation). According to A.M. Best, “B+” and “B++” ratings are assigned to insurers that have a good ability to meet their current obligations to policyholders. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked in the sole discretion of A.M. Best. The failure of our insurance companies to maintain their A.M. Best ratings could cause our current and future independent agents and insureds to choose to transact their insurance business with more highly rated competitors. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, the failure of either North Pointe Insurance or North Pointe Casualty to maintain an A.M. Best rating of “B+” (Good) or higher would constitute an event of default under the terms of our existing credit facility. These factors would likely have a material adverse effect on our business and financial condition.

We could incur significant losses or a shortage of liquidity if our reinsurers are unable to pay or do not pay our claims timely.

We transfer some of the risk we write to reinsurance companies in exchange for a percentage of the premium we receive in connection with the risk. Although our reinsurers are liable to us to the extent we transfer risk to them, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. At December 31, 2006, we had a total of $49.4 million due us from reinsurers, including $37.5 million of recoverables from losses and $11.9 million in prepaid reinsurance premiums. The largest amount due us from a single reinsurer was $17.1 million, recoverable from Swiss Reinsurance American Corporation. Moreover, at December 31, 2006, we had 8 reinsurers that owed us in excess of $1.0 million each and $41.6 million in the aggregate. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations. For example, in July 2006, we made the conscious decision to commute all reinsurance balances with one of our reinsurers, PXRE, as a result of their downgrade in A.M. Best ratings.

As of December 2006, we maintained reinsurance coverage from approximately 67 reinsurers. In the past, depending upon the type of coverage and line of business, it has generally taken us between one and two months to replace reinsurance coverage upon the cancellation or expiration of existing coverage. In order to replace existing reinsurance coverage, we first identify possible alternative reinsurers to provide us with the coverage we require. We do this either through our reinsurance broker or through our contacts in the direct reinsurance market, as well as independent research. Once alternative reinsurers have been identified, we allow them to perform due diligence on our relevant insurance business. Upon completion of this due diligence process, we will negotiate the terms of the applicable reinsurance coverage with the selected reinsurer. We believe that, in the future, it would take at least the same amount of time to identify alternative providers of reinsurance coverage, allow them to perform the necessary diligence regarding our insurance business, and negotiate the terms of the applicable coverage as it has in the past. If we are unwilling to increase our risk exposure or seek to reduce the amount of risk we underwrite, we may be required to pay substantially greater premiums to obtain the desired reinsurance coverage. These increased premiums could, in turn, adversely impact our profitability. Alternatively, if we were to increase our risk exposure in an effort to reduce our reinsurance coverage costs, our results of operations and financial condition could be materially and adversely affected as a result of having to pay greater losses on claims.

We have a limited history writing homeowners insurance policies in Florida, and such business may not perform as we expect, which could adversely affect our business and financial condition.

We have a limited history of underwriting, reserving and managing claims for homeowners insurance policies in Florida. We wrote our first Florida homeowners insurance policies in December 2004 and by December 31, 2006, we had 23,428 Florida homeowners policies outstanding, constituting 21.2% of our net premiums earned for the year ended December 31, 2006. Our Florida homeowners insurance policies have terms of one year, and we expect that certain claims made under these policies may remain outstanding following the end of the policy term. There is no historical information available to evaluate our track record in this type of business. Because our existing underwriting and claims management personnel have limited prior experience underwriting and managing claims for Florida homeowners insurance, we cannot predict with a high degree of certainty how this new business will affect our profitability or our financial condition. It is possible that the actual performance of our Florida homeowners business will not meet our expectations or that we may suffer losses in our operations from poor performance of our Florida homeowners business. In addition, due to our limited experience writing Florida homeowners insurance, we will be forced to rely more heavily on industry loss experience in establishing our loss reserves rather than our own experience. Additionally, our own loss experience in this new line of business could be materially higher than industry loss experience, whether due to our inexperience in underwriting, claims managing or otherwise, which could materially and adversely affect our financial condition and results of operations. Also, anticipated catastrophic losses due to hurricanes or other disasters are difficult to predict and model. Our pricing may not be sufficient to cover such catastrophic losses.

We depend upon our network of independent agents for revenues and market opportunities, and our business may not continue to grow and may be materially and adversely affected if we cannot retain existing and attract new independent agents.

Our network of independent agents accounts for almost all of the gross premiums on insurance policies that we write and constitutes our primary distribution channel for our products. In addition, we have developed several successful products based on referrals from our independent agents of new specialty market opportunities. As a result, our business depends heavily on the efforts of our independent agents and on our ability to offer products that meet the needs of our independent agents and their customers, and the continued growth of our business will depend materially upon our ability to retain existing and attract new independent agents.

Independent agents are not obligated to market or sell our insurance products or consult with us. Because many of our competitors also rely significantly on independent agents, we must compete for the business and goodwill of our independent agents. Competitors may offer a larger variety of products, lower prices for insurance coverage and higher commissions to independent agents. Accordingly, we may be unable to continue to attract and retain independent agents to market and sell our products and otherwise work with us. A material reduction in the amount of business that our independent agents sell for us would materially and adversely affect our results of operations. The failure for any reason of our independent agents to refer new market opportunities to us could adversely affect our growth.

Our failure to pay claims accurately could adversely affect our business, results of operations and capital.

We must accurately evaluate and pay claims made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of our in-house claims representatives, the culture of our claims handling group, the effectiveness of our management and our development or selection and implementation of appropriate procedures and systems to support our claims handling functions. For example, given the recent expansion in our homeowners insurance business in Florida, we could experience difficulties in hiring and training claims personnel sufficient to evaluate and pay claims on a timely and accurate basis if a catastrophic event were to occur in either state. Our failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace and, as a result, adversely affect our results of operations and capital. Our failure to hire and train new claims handling employees effectively or our loss of a significant number of experienced claims handling employees could have adverse effects on our ability to handle an increasing claims workload as we grow, thereby hindering our ability to profitably expand our business. In addition, we could suffer decreased quality of claims handling, which in turn could negatively impact our results of operations.

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

We may encounter other difficulties in the implementation of our growth strategies, including unanticipated expenditures and damaged or lost relationships with customers and independent agents. In addition, our growth strategies may require us to enter into a geographic or business market in which we have little or no prior experience. For example, we recently entered the homeowners insurance market in Florida. Because our existing personnel have limited prior experience writing homeowners insurance in Florida, we cannot predict with a high degree of certainty how this new business will impact our profitability. Any such difficulties could result in excessive diversion of senior management time and adversely affect our financial results.

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

Virtually all states require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in Florida, insurance companies are required to participate in Florida’s mandatory reinsurance fund, FHCF. We are also subject to assessments from Citizens and FIGA. The effect of these assessments and mandatory reinsurance arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business. In 2006, we incurred $1.5 million of after-tax expenses, attributable to Citizens and FIGA assessments. See “Business — Regulatory Environment — Membership in Insolvency Funds and Associations; Mandatory Pools and Insurance Entities,” incorporated elsewhere in this Annual Report on Form 10-K.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims that we incur.

All of our property insurance business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires and other events such as explosions, terrorist attacks and riots. For example, we incurred $1.1 million of after-tax loss and loss adjustment expenses relating to Mid-West storm activity in 2006 and incurred $9.8 million of after-tax losses and expenses relating to four hurricanes in 2005.

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

Our success depends in part upon the continued services of our senior management team, particularly our Chairman, Chief Executive Officer and President, James G. Petcoff, our Chief Operating Officer and Executive Vice President, B. Matthew Petcoff, and our Chief Financial Officer and Senior Vice President-Finance, Brian J. Roney. We have entered into employment agreements with James G. Petcoff and B. Matthew Petcoff. As of December 31, 2006, we also had key-person life insurance on James G. Petcoff having a face value of $6.0 million. We do not have employment agreements with any other executive officers or employees. The loss of any of our executive officers or other key personnel, or our inability to recruit and retain additional qualified personnel as we grow, could materially and adversely affect our business and results of operations and could prevent us from fully implementing our growth strategies.

The success of certain of our product lines, including our bowling center insurance product line, depends upon our receipt of trade association endorsements, and we may not be able to retain existing endorsements or secure new endorsements.

Our marketing efforts and the growth of certain of our lines of business depend to a significant extent upon our receipt of trade association endorsements. For example, our early success in selling property, general liability and liquor liability insurance policies to owner-operated bowling centers in Michigan was attributable, in large part, to our endorsement by the Bowling Centers Association of Michigan. The subsequent expansion of our bowling program into other states has been facilitated by similar trade association endorsements in those states. In addition, our liquor liability insurance product line has benefited from our endorsement by the Associated Food Dealers of Michigan. Although we pay marketing fees in connection with these endorsements, we have no long-term contractual rights to any endorsements, and we cannot assure that we will be able to maintain these endorsements. In addition, we cannot predict whether a particular trade association in a state into which we might seek to expand would grant us any similar endorsement (whether exclusive or non-exclusive). The loss of one or more of our existing endorsements or our failure to obtain additional endorsements could hinder our marketing efforts and limit our ability to compete with other insurance providers.

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

State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to us and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength ratings, which in turn require us to maintain certain levels of capital and surplus in those subsidiaries. The need to maintain capital and surplus levels may affect the ability of our insurance company subsidiaries to pay dividends to us. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to us in 2007 by our insurance company subsidiaries is approximately $6.6 million.

The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect the ratings of our insurance company subsidiaries, our competitive position, and the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies, and our right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that our rights, if any, as a creditor are recognized. As a result, a prolonged, significant decline in the profits of our insurance company subsidiaries, or regulatory action limiting dividends, could subject us to shortages of cash because our insurance company subsidiaries would not be able to pay us dividends. We also rely on service contracts entered into with or between our non-insurance company subsidiaries and our insurance company subsidiaries, and to the extent that the amounts charged under these contracts are modified by the applicable insurance regulatory authority, less cash may be available to us.

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

We utilize contingent commission arrangements with certain of our independent agents in Florida that obligate us to pay contingent commissions to these agents based on the profitability of the insurance business written through such agents. We expensed $388,000, $224,000 and $316,000 in the years ended December 31, 2006, 2005 and 2004, respectively, relating to such contingent commission payments. Certain regulatory officials have recently questioned the use of certain contingent commission arrangements, primarily alleging that they may be improper if not adequately disclosed to consumers. The NAIC has adopted model legislation that would require greater disclosure of these arrangements by certain insurance agents and brokers, and several state regulators continue to investigate the use of these arrangements throughout the insurance industry.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2006, our total portfolio was $165.8 million, of which $107.3 million was invested in fixed-income securities, $46.0 million in cash and cash equivalents, $11.4 million in common stocks and $1.1 million in other investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates. As of December 31, 2006, if market interest rates were to increase 1.0% (for example, the difference between 5.0% and 6.0%), then the fair value of our fixed-income securities would decrease by approximately $4.0 million. This change in fair value was determined using duration modeling, assuming no prepayments.

We rely on our information technology and telecommunications systems, and the failure or disruption of these systems could disrupt our operations and adversely affect our results of operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. Our hardware systems (servers, communications equipment, etc.) could be disrupted by factors such as natural disasters, power disruptions or surges, terrorist attacks or individual mechanical failures. Such failures could result is wide-spread outages, resulting in business interruption and adversely affect our operations. Our software (application systems and/or operating systems) could experience a failure or error caused by computer hackers or an internal control breakdown, either of which could degrade or disrupt service to our business units and affect our results.

Our failure to implement and maintain adequate internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and we are retaining a third party to assist us with our internal control evaluation. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We expect to comply with Section 404 no later than the time we are required to file our annual report for fiscal year 2007 with the Commission. We have begun to take measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations as a public company, including the requirements associated with the Sarbanes-Oxley Act of 2002.

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

Our common stock is traded on the Nasdaq National Market, and we are responsible for complying with the various regulatory requirements imposed on public companies by Congress, the SEC and Nasdaq. We incur significant costs and administrative burdens as a result of being a public company, particularly in light of recently adopted and proposed changes in federal statutes, SEC regulations and Nasdaq listing requirements, including the Sarbanes-Oxley Act of 2002. Our business and results of operations would be adversely affected if we were unable to manage effectively these increased costs and administrative burdens.

Employees

At December 31, 2006, we had 218 employees. None of our employees is covered by any collective bargaining agreements.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 101 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We voluntarily make electronic or paper copies available, free of charge, of all reports we file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC, through our website at http://www.npte.com/ or upon written request to our Investor Relations Department at 28819 Franklin Road, Southfield, Michigan 48034 or through contact with Danielle Mercurio at (248) 358-1171.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES.

Our home office is in Southfield, Michigan, where we occupy approximately 30,000 square feet of office space for use in all of our business segments. In June 2006, we expanded the office space from 10,000 square feet to approximately 12,372 in Jacksonville, Florida for use in our specialty commercial lines business segment. This lease expires in June 2009. We lease nearly 13,000 square feet of office space in Lombard, Illinois, all of which was sublet to unrelated third parties when we closed our Chicago operation in April 2003. We also lease space for small offices in East Lansing, Michigan; Coral Gables and North Palm Beach, Florida (opened September 2006); and Wilmette, Illinois, all of which are used in our specialty commercial lines business segment. During 2006, we closed the Cooper City, Florida office, which was used in our homeowners insurance business. In January 2007, we opened an office in Sacramento, California where we occupy approximately 3,091 square feet for use in our personal lines business. As of December 31, 2006, we believe all of our facilities are suitable and adequate for use.

Item 3.	LEGAL PROCEEDINGS.

As of December 31, 2006, we were not a party to any pending legal proceedings other than in the ordinary course of defending claims asserted against our policyholders, none of which, if decided adversely to us, would, in the opinion of management, have a material adverse effect on our business or financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of North Pointe Holdings Corporation is listed and traded on the Nasdaq Stock Market (Symbol: NPTE), where our common stock began trading on September 23, 2005. Prior to such date, there was no established public trading market for our common shares. As of March 12, 2007, the 9,122,687 outstanding shares of Common Stock were held by 20 holders of record. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 12, 2007 was $12.60.

The following table presents the range of share prices for each quarter of 2006 and 2005 (beginning on September 23, 2005):

	Market Quotations
2006 Quarter Ended	High	Low

March 31	$15.83	$11.00

June 30	$13.55	$6.73

September 30	$9.51	$6.33

December 31	$10.81	$8.90

2005 Quarter Ended	High	Low

September 30	$12.45	$11.60

December 31	$15.90	$11.15

We have not declared or paid any dividends since our shares began to trade publicly on September 23, 2005 nor do we expect to pay dividends in the foreseeable future. In order to pay dividends, we would need to receive funds from our insurance subsidiaries. Our senior debt facility restricts the payment of dividends to our shareholders without their prior consent. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Constraints and Outstanding Debt.

Other information required by this item is hereby incorporated by reference to our definitive proxy statement for the annual meeting of shareholders to be held in 2007 (the “Proxy Statement”).

In August 2006, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock. Under this program, repurchases may be made from time to time on the open market at prevailing market prices or through privately negotiated transactions in accordance with the Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program has a twenty-four month time limit, and the timing and actual number of shares to be repurchased will depend on a variety of factors, including corporate and regulatory requirements, price, and other market conditions. During the year ended December 31, 2006, we had not repurchased any shares under the program.

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

The information as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2006, 2005, 2004 and 2003 and the period from June 26, 2002 through December 31, 2002 was derived from our audited consolidated financial statements. We purchased our initial operating subsidiaries on June 26, 2002, and our holding company had minimal activity prior to the acquisition of our subsidiaries. The information as of and for the period ended June 25, 2002 was derived from the predecessor companies’ audited combined financial statements.

Our audited consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are incorporated elsewhere in this Annual Report on Form 10-K.

North Pointe Holdings Corporation and Predecessor
Five Year Selected Financial Data

	North Pointe Holdings Corporation					Predecessor Companies
					As of and for
					the Period
					From	As of and for
					June 26, 2002	the Period
					Through	Ended
	As of and for the Years Ended December 31,				December 31,	June 25,
	2006	2005(1)	2004(2)	2003	2002	2002
	(Dollars in thousands, except per share and ratio data)

Statements of Operations Data:
Revenues:
Direct premiums written	$114,544	$111,483	$94,548	$88,036	$38,757	$38,667
Assumed premiums written	10	613	1,913	167	73	154

Gross premiums written	114,554	112,096	96,461	88,203	38,830	38,821

Net premiums written	77,651	87,133	80,493	76,224	29,674	30,023

Net premiums earned	$80,235	$84,736	$76,957	$68,740	$23,815	$31,078
Investment income, net of investment expenses	6,534	4,003	2,377	2,174	1,452	1,822
Net realized capital gains (losses)	(231)	(168)	886	1,264	976	(108)
Other income	1,883	1,903	2,222	2,047	1,155	1,424
Gains on sales of businesses(3)	—	—	4,285	200	—	—

Total revenues	88,421	90,474	86,727	74,425	27,398	34,216
Expenses:
Loss and loss adjustment expenses, net	35,375	44,003	41,503	33,141	14,827	17,712
Policy acquisition costs	22,010	21,779	18,687	17,409	1,640	7,584
Other underwriting and operating expenses	22,300	17,855	13,730	13,159	6,345	9,362
Interest expense	1,710	959	763	422	329	28

Total expenses	81,395	84,596	74,683	64,131	23,141	34,686
Income (loss) before federal income tax expense (benefit) and extraordinary items	7,026	5,878	12,044	10,294	4,257	(470)
Federal income tax expense (benefit)	2,350	2,028	3,516	3,725	1,451	(69)

Income (loss) before extraordinary items	4,676	3,850	8,528	6,569	2,806	(401)
Extraordinary items(4)	—	—	2,905	—	10,860	—

Net income (loss)	$4,676	$3,850	$11,433	$6,569	$13,666	$(401)

Earnings Per Share Data:
Income before extraordinary items:
Basic	$0.51	$0.64	$1.50	$1.16	$0.96	$—
Diluted	0.51	0.64	1.46	0.90	0.75	—
Net income:
Basic	0.51	0.64	2.07	1.16	4.76	—
Diluted	0.51	0.64	1.95	0.90	3.63	—
Balance Sheet Data:
Cash and investments	$165,837	$142,691	$115,026	$98,115	$91,978	$87,316
Total assets	257,577	275,036	205,079	165,433	165,191	165,680
Losses and loss adjustment expenses	89,755	117,778	96,561	76,319	82,949	84,197
Debt	23,131	5,026	20,062	10,848	12,313	1,060
Total liabilities	169,342	192,809	170,387	137,340	142,525	131,905
Redeemable preferred stock	—	—	—	2,000	2,000	—
Shareholders’ equity	88,235	82,227	34,692	26,093	20,666	33,775
Combined statutory capital and surplus(5)	91,009	69,736	47,900	29,706	29,107	22,352
Book value per share(6)	$9.67	$9.02	$7.10	$5.01	$3.74	—
Key Financial Ratios:
Loss ratio(7)	43.1%	50.8%	52.4%	46.8%	59.4%	54.5%
Expense ratio(8)	54.0%	45.7	41.0	43.2	32.0	52.1
Combined ratio(9)	97.1%	96.5	93.4	90.0	91.4	106.6

(1)	Of our gross premiums written in 2005, $28.7 million was attributable to our new Florida homeowners business. We expect that a significant component of our gross premiums written relating to this business will continue to occur in the first quarter of every year, but these premiums will be earned over the respective terms of the individual policies.

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

(2)	Our results for the year ended December 31, 2004 include $7.3 million of pre-tax expenses ($4.8 million after tax) related to four hurricanes that struck Florida in 2004. Of this $7.3 million, $6.2 million was attributable to losses and loss adjustment expenses related to policyholder claims (after the effect of reinsurance). The remaining $1.1 million of the $7.3 million in hurricane-related expenses was attributable to additional reinsurance costs we incurred relating to our catastrophe reinsurance coverage after each hurricane, which costs were recorded as a reduction in our net premiums earned. Our loss ratio increased from 44.0% to 52.4% as a result of these hurricanes.

(3)	The gains on sales of businesses in 2004 was generated by a $4.0 million gain on the sale of the renewal policy rights relating to our non-standard personal automobile insurance line and a $285,000 gain on the sale of our renewal rights relating to approximately 100 liquor liability policies. The $200,000 gain on sales of businesses in 2003 was generated by a gain on the sale of Universal Fire & Casualty.

(4)	Extraordinary items reflect income generated through the recognition of negative goodwill resulting from acquisitions of companies purchased for less than the aggregate fair value of their net assets. We acquired Queensway International (subsequently renamed North Pointe Casualty Insurance Company) on February 28, 2004 for $11.0 million, resulting in an extraordinary gain of $2.9 million. We acquired the Predecessor Companies on June 26, 2002 for $23.0 million, resulting in an extraordinary gain of $10.9 million.

(5)	In 2006, we contributed a total of $9.0 million to our insurance company subsidiaries. $5.0 million was contributed to North Pointe Casualty and $4.0 million was contributed to Home Pointe Insurance.

In 2005, we contributed a total of $24.9 million into our insurance company subsidiaries, net of dividends received, of which $6.8 million, $5.6 million, $7.5 million and $5.0 million was contributed to North Pointe Insurance, North Pointe Casualty, Home Pointe Insurance and Midfield, respectively. These contributions were funded from initial public offering proceeds, holding company funds and new debt.

As of December 31, 2004, combined statutory capital and surplus included $15.0 million for North Pointe Casualty, which was acquired in February 2004 utilizing a combination of holding company funds and new debt.

(6)	Book value per share equals the quotient obtained by dividing shareholders’ equity by the number of shares of common stock outstanding.

(7)	Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred divided by the sum of net premiums earned, installment fees and other income.

(8)	Expense ratio is the ratio (expressed as a percentage) of commissions and operating expenses divided by the sum of net premiums earned, installment fees and other income.

(9)	Combined ratio is the sum of the loss ratio and the expense ratio.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Note on Forward-Looking Statements

Some of the statements contained herein are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

•	our ability to accurately price the risks we underwrite;

•	the establishment of adequate loss and loss adjustment expense reserves;

•	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

•	retention and recruiting of independent agents and the potential loss of key personnel;

•	failure to pay claims accurately;

•	risks associated with high concentration of our business in certain geographic markets;

•	inability to implement our growth strategies;

•	the occurrence of severe weather conditions and other catastrophes;

•	the cyclical and seasonal nature of the industries within which we operate;

•	intense competition with other insurance companies;

•	our ability to obtain and retain trade association endorsements;

•	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

•	existing and future regulations by the local, state and federal governments;

•	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

•	ratings of our insurance company subsidiaries by A.M. Best;

•	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

•	adverse market conditions that could negatively impact our investment portfolio;

•	reliance on information technology and telecommunication systems;

•	our limited history writing homeowners insurance policies to homeowners in Florida;

•	changes in insurance-related laws and regulations;

•	our ability to implement and maintain adequate internal controls in our business; and

•	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described herein, and in future filings, under the caption “Risk Factors.”

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

Net income for the years ended December 31, 2006, 2005 and 2004 was $4.7 million, $3.9 million, and $11.4 million, respectively, resulting in diluted earnings per share of $0.51, $0.64 and $1.95, respectively. Net income before extraordinary item for the years ended December 31, 2006, 2005 and 2004 was $4.7 million, $3.9 million and $8.5 million, respectively, resulting in diluted earnings per share of $0.51, $0.64 and $1.46, respectively.

The $826,000 increase in net income for the year ended December 31, 2006 was primarily attributable to a $5.7 million after-tax decrease in net loss and loss adjustment expenses, partially offset by a $3.0 million after-tax decrease in net premiums earned. In addition, 2006 net income includes an after-tax charge of $1.8 million related to a FIGA assessment.

Our loss ratios for the years 2006, 2005 and 2004 were 43.1%, 50.8% and 52.4%, respectively. The decrease in the loss ratio for both the commercial and personal line segments for 2006 compared to 2005 is primarily due to the significant hurricane related costs that were incurred in 2005.

The decrease in net premiums earned primarily resulted from cancellations and non-renewals in our commercial lines segment and increased reinsurance costs. The cancellations and non-renewals were the result of our prompt reduction of our wind exposure in Florida when it became evident that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season. We made the decision to reduce our exposure in early June, which was substantially implemented by July 2006 by the cancellation or non-renewal of all policies included in specific classes within our Florida small business line. We expect this will reduce total annualized gross premiums written in our Florida small business line by approximately $18.0 million, or 40.0%, and total insurable value with wind exposure by approximately 75.0%.

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

In 2006, our gross premiums written increased to $114.6 million from $112.1 million in 2005, an increase of $2.5 million or 2.2%. Our commercial lines gross premiums written increased by $3.3 million, or 4.2%, and our personal lines gross premiums written decreased by $892,000 or 2.7%. The increase in gross premiums written in our commercial lines primarily resulted from crop fronting and flood programs, partially offset by decreased gross premiums written in our Florida small business line as a result of the aforementioned cancellations and non-renewals. The decrease in gross premiums written in our personal lines was attributable to decreased policy counts offset by increased average premium per policy. The decrease in policy count was a result of our efforts to more selectively underwrite the risks.

In 2005, our gross premiums written grew to $112.1 million from $96.5 million in 2004, an increase of $15.6 million, or 16.2%. Our commercial lines gross premiums written increased by $5.2 million, or 7.0% and our personal lines gross premiums written increased by $10.4 million or 45.0%. We experienced continued expansion in our Florida small business line which accounted for most of the growth in our commercial lines segment. We entered the Florida homeowners market in December 2004 which accounts for the growth in our personal lines segment. The growth in the Florida homeowners line of business was partially offset by a decrease in writings in our personal automobile insurance line, which we exited in October 2004.

In December 2006, A.M. Best upgraded North Pointe Insurance’s financial strength rating from “B++” to “A–.” Simultaneously, A.M. Best reaffirmed North Pointe Casualty’s financial strength rating of “B+,” initiated a financial strength rating of “B+” for Home Pointe Insurance, and upgraded the issuer credit rating of North Pointe Holdings to “bb+” from “bb”.

In August 2006, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock. The repurchase program has a twenty-four month time limit, and the timing and actual number of shares to be repurchased will depend on a variety of factors, including corporate and regulatory requirements, price, and other market conditions. During the year ended December 31, 2006, we had not repurchased any shares under the program.

In June 2006, we entered into a Second Amended and Restated Credit Agreement which replaced a previous Amended Credit Agreement. The Credit Agreement provides for a revolving credit line in the aggregate amount of $25.0 million.

In February 2006, we issued $20.0 million of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly formed, unconsolidated wholly-owned subsidiary, NP Capital Trust I (the “Trust”).

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

Estimation of Unpaid Loss and Loss Adjustment Expense Reserves

Unpaid loss and loss adjustment expense reserves represent our best estimate of the ultimate liability for losses and loss adjustment expenses that occurred prior to, but were unpaid at, the end of any given accounting period. At December 31, 2006 and 2005, we had $89.8 million and $117.8 million, respectively, of gross loss and loss adjustment expense reserves. Evaluation of these gross reserves requires the estimation of loss development over an extended period of time. Numerous factors will affect the ultimate settlement values of claims, including tort reform, expected future inflationary trends, medical costs and jury awards. These factors, coupled with the character of the business we write (much of which is small volume specialty commercial lines), continual changes in the mix of business we write, as well as ongoing rate and underwriting modifications, require that significant judgment be used in the reserve setting process. For example, our gross premiums written in our RBT line decreased by 11.4% in 2006; our personal automobile business is now in run-off, and we began writing homeowners in Florida in 2005. These changes in our mix of business, among other less substantial changes, create additional uncertainty in estimating the ultimate loss costs.

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

We use actuarial methodologies to assist us in establishing these estimates, including estimates of the severity and frequency of future claims, the length of time to obtain an ultimate resolution, outcomes of litigation and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, our ultimate liability may differ from our original estimate. Our reserve estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. See “Results of Operations — Losses and Loss Adjustment Expenses,” “Business — Unpaid Losses and Loss Adjustment Expenses,” and Note 7 to our consolidated financial statements, all of which are included elsewhere in this annual report on Form 10-K.

Federal Income Tax Expense

We provide for federal incomes taxes based on amounts we believe we will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realizations of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, we may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN No. 48 requires that we evaluate our tax positions within the scope of SFAS 109 in each tax jurisdiction for all open tax years and determine whether our tax positions are more-likely-than-not of being sustained based solely on technical merits. FIN No. 48 then requires that we measure the tax benefit or liability to be recognized and record an adjustment to income and retained earnings according to the Interpretation. We adopted FIN 48 on January 1, 2007 and have determined that it will not have a material effect on our financial condition or results of operation.

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

Fixed-income investments with unrealized losses due to the market- or industry-related declines, are not deemed to qualify as other than temporarily impaired where we have the intent and ability to hold the investment for the period of time necessary to recover a significant portion of the investment’s original principal and interest obligation. Our policy for equity securities with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in a loss position for four consecutive quarters. This does not preclude us from recognizing an impairment prior to a security remaining in a loss position for four consecutive quarters if events or evidence would dictate an earlier recognition.

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

As of December 31, 2006, we had unrealized losses on our investment portfolio of $2.0 million, of which $1.9 million were in unrealized loss positions for more than twelve months. If we decided to write down all securities in an unrealized loss position for one year or longer, we would have recognized an additional $1.9 million of realized losses, reducing net income in 2006 by $1.3 million.

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

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2006 and 2005, reinsurance recoverables on paid and unpaid losses and loss adjustment expenses, and pre-paid reinsurance premiums were $49.4 million and $84.9 million, respectively.

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

	North Pointe Holdings Corporation
	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except ratio data)

Gross premiums written:
Commercial lines	$81,901	$78,551	$73,387
Personal lines	32,653	33,545	23,074

Total gross premiums written	$114,554	$112,096	$96,461

Net premiums written:
Commercial lines	$56,140	$63,289	$61,394
Personal lines	21,511	23,844	19,099

Total net premiums written	$77,651	$87,133	$80,493

Revenues:
Net premiums earned:
Commercial lines	$59,456	$61,066	$55,335
Personal lines	20,779	23,670	21,622

Total net premiums earned	80,235	84,736	76,957
Investment income, net	6,534	4,003	2,377
Net realized capital (losses) gains	(231)	(168)	886
Other income	1,883	1,903	2,222
Gains on sales of businesses	—	—	4,285

Total revenues	88,421	90,474	86,727

Expenses:
Losses and loss adjustment expenses, net	35,375	44,003	41,503
Policy acquisition costs	22,010	21,779	18,687
Other underwriting and operating expenses	22,300	17,855	13,730
Interest expenses	1,710	959	763

Total expenses	81,395	84,596	74,683

	North Pointe Holdings Corporation
	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except ratio data)

Income before federal income tax expense and extraordinary items	7,026	5,878	12,044
Federal income tax expense	2,350	2,028	3,516

Income before extraordinary items	4,676	3,850	8,528
Extraordinary items	—	—	2,905

Net income	$4,676	$3,850	$11,433

Loss ratio:
Commercial lines	39.9%	47.8%	50.9%
Personal lines	55.9	62.5	61.7
Consolidated	43.1	50.8	52.4
Expense ratio	54.0	45.7	41.0
Combined ratio	97.1	96.5	93.4

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

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Gross premiums written for 2006 were $114.6 million as compared to $112.1 million for 2005, an increase of $2.5 million, or 2.2%.

Gross premiums written in our commercial lines segment for 2006 were $81.9 million as compared to $78.6 million for 2005, an increase of $3.3 million or 4.2%. This increase was primarily attributable to $11.0 million in gross premiums written in our crop fronting program and flood program, which we began in 2006, and a $2.3 million increase in our bowling centers and roller skating centers lines. The crop fronting program was discontinued for 2007. These increases were partially offset by an $8.6 million decrease in gross written premiums in our Florida small business line, which resulted from cancellations and non-renewals, and a $2.2 million decrease in our Restaurant Bar Tavern, or RBT lines. The cancellations and non-renewals were the result of our prompt reduction of our wind exposure in Florida when it became evident that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season. We made the decision to reduce our exposure in early June which was substantially implemented by July 2006 by the cancellation or non-renewal of all policies included in specific classes within our Florida small business line. We expect this will reduce total annualized gross premiums written in our Florida small business line by approximately $18.0 million, or 40.0%, and total insurable value with wind exposure by approximately 75.0%. The decrease in our RBT line was attributable to a reduction in policy count resulting from a more competitive market.

While we did not cancel the bowling centers line written in Florida, we have reduced our exposure to catastrophe losses in the bowling line through a combination of certain non-renewals, higher deductibles and other increased underwriting restrictions. In addition, we have taken measures to substantially increase rates on the bowling line, as well as our other Florida commercial lines which we are retaining, including contractor and RBT lines.

Gross premiums written in our personal lines segment for 2006 were $32.7 million as compared to $33.5 million for 2005, a decrease of $892,000 or 2.7%. This decrease was attributable to a decrease in policy count partially offset by an increase in average premium per policy. Policy count in our personal lines segment decreased by 11,000 policies, or 27.4%. Policy count decreased in both our Midwest homeowners and Florida homeowners lines. The decrease in policy count in our Florida homeowners line was a result of our efforts to more selectively underwrite the risks. The decrease in policy count in our Midwest homeowners line was attributable to continuing competitive pressures in that market.

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

Gross premiums written in our personal lines segment for 2005 were $33.5 million as compared to $23.1 million for 2004, an increase of $10.4 million, or 45.0%. Policy count in our personal lines segment was 35,200 as of December 31, 2005 as compared to 16,700 as of December 31, 2004, an increase of 18,500 policies, or 110.8%. The increase in gross premiums written was primarily attributable to a $27.8 million increase in gross premiums written in our Florida homeowners insurance line in 2005, which business we began writing in December 2004. This increase was partially offset by a $15.6 million decrease in our personal automobile line and a $1.8 million decrease in our Midwest homeowners line. We ceased writing personal automobile policies in October 2004 upon the sale of our renewal rights to that line of business. The average annual premiums per policy for the Florida homeowners insurance line is approximately 50% of the average annual premiums per policy that we obtained from our personal automobile insurance line. The decrease in our Midwest homeowners line was attributable to rate increases implemented in late 2003 and early 2004 in an effort to improve the profitability of our Midwest homeowners line, which led to a reduction in policy count of 14.7% from December 31, 2004 to December 31, 2005.

Net Premiums Written

Net premiums written is the amount of our gross premiums written less the amount of premiums that we transfer, or cede, to our reinsurers based upon the risks they accept pursuant to our reinsurance treaties. We relate our net premiums written to gross premiums written to measure the amount of premium we retain after cessions to reinsurers. Our primary reinsurance agreement is a multi-line, excess of loss treaty covering substantially all lines and a variety of other reinsurance treaties, including catastrophe, corporate clash, and facultative coverage. See “Business — Reinsurance,” incorporated elsewhere within this Annual Report on Form 10-K.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Net premiums written for 2006 were $77.6 million as compared to $87.1 million in 2005, a decrease of $9.5 million, or 10.9%. The decrease in net premiums written was primarily attributable to a decrease in gross premiums written in our Florida small business line and an increase in the cost of reinsurance in our Florida homeowners line in the first five months of the year.

Ceded premiums written for 2006 were $36.9 million as compared to $25.0 million in 2005, an increase of $11.9 million, or 47.6%. Of the $11.9 million increase in ceded premiums written, approximately $10.5 million was attributable to our crop fronting program in which we ceded 98.0% of our gross premiums and 100.0% of the losses. We wrote our first crop policies in the first quarter of 2006. Offsetting the increase in the crop fronting program were smaller decreases, primarily resulting from policy cancellations in our Florida small business line.

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

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Net premiums earned for 2006 were $80.2 million as compared to $84.7 million for 2005, a decrease of $4.5 million, or 5.3%. The decrease in net premiums earned was consistent with the decrease in net premiums written discussed above.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004.   Net premiums earned for 2005 were $84.7 million as compared to $77.0 million for 2004, an increase of $7.7 million, or 10.0%. The increase was attributable to our increases in gross and net premiums written discussed above.

Our premiums earned by segment, for the years ended December 31, 2006, 2005 and 2004, are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Gross premiums earned:
Commercial lines	$85,043	$75,684	$66,601
Personal lines	31,892	33,962	26,141

Total	116,935	109,646	92,742

Ceded premiums earned:
Commercial lines	25,587	14,618	11,266
Personal lines	11,113	10,292	4,519

Total	36,700	24,910	15,785

Net premiums earned:
Commercial lines	59,456	61,066	55,335
Personal lines	20,779	23,670	21,622

Total	$80,235	$84,736	$76,957

Net Investment Income

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Net investment income for 2006 was $6.5 million as compared to $4.0 million for 2005, an increase of $2.5 million, or 62.5%.

The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized yield on our portfolio. Average cash and invested assets for 2006 was $154.5 million as compared to $129.1 million for 2005. The increase in average cash and invested assets resulted primarily from the issuance of $20.0 million, mandatorily redeemable trust preferred securities during the first quarter of 2006. Pre-tax yield on our portfolio increased to 4.2% in 2006 from 3.1% in 2005. This increase in pre-tax yield is primarily attributable to an increase in prevailing market interest rates. For example, the three-year

U.S. Treasury notes increased to 4.7% in 2006 from 3.9% in 2005, which we believe reflected the trend in market interest rates for debt securities with durations similar to our cash and securities mix. The average duration of our debt securities portfolio was 3.5 and 3.3 years as of December 31, 2006 and 2005, respectively.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004.  Net investment income for 2005 was $4.0 million as compared to $2.4 million for 2004, an increase of $1.6 million, or 66.7%.

The increase in net investment income was attributable to a combination of an increase in average cash and invested assets which generated investment income and an increase in the investment yield. Average cash and invested assets for 2005 was $129.1 million as compared to $107.3 million for 2004. The increase in average cash and invested assets resulted primarily from the increase in gross premiums written and proceeds of the initial public offering in September 2005. Pre-tax yield on our portfolio increased to 3.1% in 2005 from 2.2% in 2004. This increase in pre-tax yield is primarily attributable to an increase in prevailing market interest rates. For example, the three-year U.S. Treasury notes increased to 3.9% in 2005 from 2.8% in 2004, which we believe reflected the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. As of December 31, 2005, we had $34.1 million of unrestricted cash and cash equivalents. The average duration of our cash and debt securities portfolio was 3.3 and 2.5 years as of December 31, 2005 and 2004, respectively. The increase in average duration of our cash and debt securities portfolio also contributed to the increase in the pre-tax yield.

Net Realized (Losses) Gains on Investments

Net realized (losses) gains on investments are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Realized losses, net of realized gains, on the disposition of investments for 2006 were $231,000 as compared to $168,000 for 2005, an increase of $63,000, or 37.5%. Substantially all of the realized losses were generated from the sales or calls of debt securities which experienced decreases in fair values attributable to increases in prevailing market interest rates.

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

Other Income

Other income is substantially composed of the installment fees generated from our Florida homeowners’ line and policy issuance fees. Other income is generated from commissions earned for policies written by one of our wholly-owned managing general agents for unrelated insurance companies, policy or inspection fees charged to obtain certain of our policies, and premium finance charges.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Other income for 2006 was $1.9 million, consistent with 2005 results.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004.  Other income for 2005 was $1.9 million as compared to $2.2 million for 2004, a decrease of $300,000, or 13.6%. The decrease was primarily attributable to exiting the personal automobile line of business in October 2004, which business generated a substantial portion of the installment fees in 2004. The decrease in installments fees attributable to the automobile line of business was partially offset by an increase in fees generated from the new Florida homeowners line of business as well as some additional charges and commissions attributable to our bowling center line.

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

Losses and loss adjustment expenses include a reduction in those expenses resulting from continued reassessment of reserves established in prior periods. In 2006, 2005, and 2004, losses and loss adjustment expenses included a reduction of $2.5 million, $5.4 million, and $6.0 million, respectively, as a result of favorable development (or redundancies) from reserve changes relating to prior periods. See “Business — Unpaid Losses and Loss Adjustment Expenses,” incorporated elsewhere within this Annual Report on Form 10-K.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Losses and loss adjustment expenses for 2006 were $35.4 million as compared to $44.0 million for 2005, a decrease of $8.6 million, or 19.5%. Our loss ratio for 2006 was 43.1% as compared to 50.8% in 2005.

The decrease in the loss and loss adjustment expenses was primarily attributable to a decrease in hurricane losses. For the year ended December 31, 2006, we incurred $746,000 of unfavorable development in our reserves for 2005 hurricanes of which $629,000 and $117,000 was attributable to our commercial and personal lines, respectively. Four hurricanes struck Florida, Texas and the U.S. Gulf coast which increased our overall 2005 loss ratio by 15.1 percentage points, from 35.7% to 50.8%. We did not have any development in 2006 on reserves in our commercial lines segment related to 2004 hurricanes.

The loss ratio for our commercial lines for 2006 was 39.9% as compared to 47.8% for 2005. This decrease in loss ratio resulted from no hurricanes in 2006, as well as, improved loss experience from non-catastrophic risks. The total hurricane net losses and loss adjustment expenses incurred in our commercial lines for the years ended December 31, 2006 and 2005 were $629,000 and $4.8 million, respectively, plus $2.0 million of accelerated reinsurance reinstatement charges in 2005 recorded as a reduction of net premiums earned. The $629,000 unfavorable development related to the 2005 hurricanes had an immaterial impact on our 2006 commercial loss ratio of 39.9%, whereas hurricanes and reinstatement charges in 2005 increased our commercial lines loss ratio from 38.3% to 47.8%.

Favorable development of prior period estimates reduced losses and loss adjustment expenses in our commercial lines by $4.0 million in 2006 from $28.0 million to $24.0 million. Similar favorable development reduced losses and loss adjustment expenses in our commercial lines by $3.5 million in 2005 from $32.7 million to $29.2 million. Such favorable development reduced our commercial lines loss ratios from 46.5% to 39.9% in 2006 and from 53.5% to 47.8% in 2005.

The impact of the hurricane losses and reserve development on our loss ratios for our commercial lines for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Commercial lines loss ratios before effects of hurricane losses and reserve development	47.7%	44.0%	48.5%
Decrease in loss ratios attributable to reserve development	(6.6)	(5.7)	(9.8)
(Decrease) Increase in loss ratios attributable to hurricane losses	(1.2)	9.5	12.2

Total commercial lines loss ratios	39.9%	47.8%	50.9%

Reserve development occurs primarily in our liability lines which rely more on estimations in establishing reserves than do property lines and require more years to fully develop. The favorable reserve adjustments were primarily attributable to lower actual loss development as compared to our originally estimated loss development factors.

The loss ratio for our personal lines for 2006 was 55.9% as compared to 62.5% for 2005. This decrease was primarily attributable to a decrease in catastrophic losses arising from hurricanes. We also experienced lower non-catastrophic losses in our Florida homeowners line. For the year ended December 31, 2006, we incurred unfavorable development of $117,000 in 2006 on 2005 hurricane reserves. The $117,000 unfavorable development related to these hurricanes had no impact on our personal loss ratio of 55.9% in 2006, whereas the hurricane losses in 2005 increased our personal lines loss ratio from 30.9% to 62.5%. We did not have any development in 2006 on reserves in our personal lines segment related to 2004 hurricanes.

Unfavorable development of prior period reserve estimates increased losses and loss adjustment expenses in our personal lines by $1.5 million in 2006 from $10.2 million to $11.7 million and increased the loss ratios from 48.9% to 55.9% in 2006. We experienced favorable development of $2.0 million in our personal lines segment in 2005, which reduced the loss ratio from 70.8% to 62.5% in 2005.

The impact of the hurricane losses and reserve development on our loss ratios for our personal lines segment for the years ended December 31, 2006, 2005 and 2004 are provided as follows:

	2006	2005	2004

Personal lines loss ratios before effects of hurricane losses and reserve development	49.5%	39.2%	64.3%
Increase (Decrease) in loss ratios attributable to reserve development	7.0	(8.3)	(2.6)
(Decrease) Increase in loss ratios attributable to hurricane losses	(0.6)	31.6	—

Total personal lines loss ratios	55.9%	62.5%	61.7%

The unfavorable reserve adjustments in our personal lines in 2006 were primarily attributable to our personal automobile line (currently in run-off) in which we experienced worse than expected loss development in the liability coverages. The favorable reserve adjustment in our personal line in 2005 was primarily attributable to greater than expected loss development in the liability coverage at that time.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004.  Losses and loss adjustment expenses for 2005 were $44.0 million as compared to $41.5 million for 2004, an increase of $2.5 million, or 6.0%. Our loss ratio for 2005 was 50.8% as compared to 52.4% for 2004.

The increase in the losses and loss adjustment expenses was primarily attributable to four hurricanes which struck Florida, Texas and the U.S. Gulf coast in 2005, further detailed in the commercial and personal lines discussions, below. Hurricane losses increased our 2005 loss ratio by 15.1 percentage points, from 35.7% to 50.8%. This is compared to an 8.4 percentage point increase in our 2004 loss ratio, from 44.0% to 52.4%, also attributable to hurricane losses.

The loss ratio for our commercial lines for 2005 was 47.8% as compared to 50.9% for 2004. This decrease in our loss ratio was attributable to a combination of fewer hurricane losses incurred in our commercial lines in 2005 as compared to 2004 as well as improved loss experience from the non-catastrophic risks. For the years ended December 31, 2005 and 2004, we incurred $4.8 million and $6.2 million, respectively, of net losses and loss adjustment expenses related to hurricanes as well as $2.0 million and $1.1 million, respectively, of accelerated reinsurance reinstatement charges recorded as a reduction of net premiums earned. Of the $2.0 million of reinstatement charges in 2005, $1.8 million was attributable to hurricane losses and $248,000 was attributable to the Citizens assessments. The losses from the hurricanes and related reinstatement charges increased our commercial lines loss ratio from 38.3% to 47.8% in 2005 and from 38.7% to 50.9% in 2004.

Favorable development of prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines by $3.5 million in 2005 from $32.7 million to $29.2 million. Similar favorable development reduced losses and loss adjustment expenses in our commercial lines by $5.4 million in 2004 from $33.6 million to $28.2 million. Such favorable development reduced our commercial lines loss ratios from 53.5% to 47.8% in 2005 and from 60.7% to 50.9% in 2004.

The loss ratio for our personal lines for 2005 was 62.5% as compared to 61.7% for 2004. The increase in our personal lines loss ratio was primarily attributable to hurricane losses in our Florida homeowners line partially offset by a decrease in non-catastrophic losses arising from the change in the mix of business as well as an increase in favorable reserve development. We experienced lower non-catastrophic losses in our Florida homeowners line, which we began writing in December 2004, as compared to our personal automobile line which we ceased writing in October 2004. For the year ended December 31, 2005, we incurred $7.0 million of net losses and loss adjustment expenses related to hurricane losses, as well as $1.3 million of accelerated reinsurance reinstatement charges which we recorded as a reduction of net premiums earned. Hurricane losses increased our personal lines loss ratio from 30.9% to 62.5% in 2005. Our personal lines did not incur any hurricane losses in 2004.

Favorable development of prior period reserve estimates reduced losses and loss adjustment expenses in our personal lines by $2.0 million in 2005 from $16.8 million to $14.8 million. Similar favorable development in 2004 reduced losses and loss adjustment expenses in our personal lines by $552,000, from $13.9 million to $13.3 million. Such favorable development reduced the loss ratio from 70.8% to 62.5% in 2005 and from 64.3% to 61.7% in 2004.

The favorable reserve adjustments in our personal lines were primarily attributable to our personal automobile line (currently in run-off) in which we experienced better than expected loss development in the liability coverages.

Policy Acquisition Costs

Commissions generally represent approximately 70% of our total policy acquisition costs, with the remaining 30% attributable to administrative expenses directly related to the marketing and issuance of insurance policies. Policy acquisition costs are capitalized and amortized over the life of the related policy.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Policy acquisition costs for 2006 were $22.0 million as compared to $21.8 million for 2005, an increase of $231,000 or 1.1%. The increase was primarily attributable to an increase in gross premiums earned.

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

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Other underwriting and operating expenses for the year ended December 31, 2006 were $22.3 million as compared to $17.9 million for the year ended December 31, 2005, an increase of $4.4 million, or 24.6%. The increase was primarily attributable to increased personnel and external services costs associated with being a public company. In addition, in 2006, we incurred $2.8 million of operating expenses attributable to the FIGA assessment which stemmed from the insolvency of POE Financial Insurance Group in early 2006.

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

Interest Expense

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Interest expense for 2006 was $1.7 million as compared to $959,000 for 2005, an increase of $751,000, or 78.3%. The increase in interest expense was primarily attributable to the $20.6 million junior subordinated note, bearing interest at 8.7% per annum, issued in concert with the trust preferred securities in February 2006.

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

Federal Income Tax Expense

Year Ended December 31, 2006.  Federal income tax expense for 2006 was $2.4 million, representing an effective tax rate of 33.4%, which approximates the statutory rate of 34.0%. The federal income tax expense calculation included two offsetting items affecting the effective rate, which were: 1) a $46,000 decrease in federal income tax expense attributable to permanent differences between book and tax accounting and 2) a $7,000 increase in federal income tax expense relating to a provision to return variance. In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN No. 48 requires that we evaluate our tax positions within the scope of SFAS 109 in each tax jurisdiction for all open tax years and determine whether our tax positions are more-likely-than-not of being sustained based solely on technical merits. FIN No. 48 then requires that we measure the tax benefit or liability to be recognized and record an adjustment to income and retained earnings according to the Interpretation. We adopted FIN 48 on January 1, 2007 and have determined that it will not have a material effect on our financial condition or results of operation.

Year Ended December 31, 2005.  Federal income tax expense for 2005 was $2.0 million, representing an effective tax rate of 34.5%, which approximates the statutory rate of 34.0%. The federal income tax expense calculation included two offsetting items affecting the effective rate, which were: 1) a $262,000 increase in federal income tax expense attributable to an adjustment to net operating losses, or NOL, carryforwards acquired as a part of the acquisition of North Pointe Casualty and 2) a $284,000 decrease in federal income tax expense relating to a provision to return variance.

As of December 31, 2006, we had an aggregate of $6.7 million in unrealized NOL carryforwards. Federal income tax regulations limit our utilization of these amounts to $960,000 annually in years 2007 through 2010, $909,000 in years 2011 through 2013 and $20,000 in years 2014 through 2020.

Net Operating
Losses
Carried		Year of
Forward	Year Originated	Expiration
(Dollars in thousands)

$214	1997	2011
1,382	1999	2018
1,392	2000	2019
3,693	2001	2020

$6,681

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

Our primary assets are the stock of North Pointe Financial (a non-insurance company) and the stock of our insurance companies. Our ability to pay dividends to shareholders, meet our debt payment obligations and pay our general and administrative expenses is largely dependent on cash dividends we receive from North Pointe Financial. In turn, North Pointe Financial’s primary source of revenue, from which dividends to us have been paid, is the service fees and commissions it receives from our insurance companies pursuant to various servicing, marketing and management agreements in effect between those entities. In addition, it is possible that North Pointe Financial could receive dividends from our insurance companies paid out of their retained earnings, which North Pointe Financial could then pay to us as dividends. However, we traditionally have not issued dividends from our insurance companies to fund our general expenses and debt payment obligations. Moreover, holding company laws regulate dividends and other payments by our insurance companies.

Our non-insurance companies provide management and administrative services to our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees primarily based on a percentage of gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $20.5 million, $19.3 million, and $10.9 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Our non-insurance companies also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $1.9 million, $1.9 million, and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. There were no material non-cash components of our non-insurance company revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.

The primary obligations of our non-insurance companies are salary and administrative expenses and debt service obligations. Our non-insurance companies incurred salary and administrative expenses of $12.8 million, $10.6 million, and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our minimum principal and interest payments on our bank debt were $1.8 million, $4.5 million, and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Approximately $3.0 million, $4.6 million and $3.9 million of our net income for the years ended December 31, 2006, 2005 and 2004, respectively, was derived from our non-insurance companies which constitute our administrative services segment.

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

Cash Flows

Net cash provided by operating activities for the year ended December 31, 2006 was $7.1 million as compared to $4.8 million for 2005, an increase of $2.3 million. The increase in cash from operations was attributable to a combination of factors including a $20.2 million decrease in net losses and loss adjustment expenses paid (there were no hurricanes in 2006), a $4.8 million decrease in taxes paid, and a $2.3 million increase in investment income. These increases in cash were offset by a $16.0 million reduction in net premiums collected, and $9.0 million increase in cash paid for policy acquisition costs as well as operating and interest expense. The $16.0 million reduction in net premiums collected resulted from receiving cash in the fourth quarter of 2005 relating to Florida homeowners policies renewing in the first quarter of 2006. Because the entire Florida homeowners line was new in the first half of 2005, there were no similar premiums paid in advance in December 2004, thus all premiums from our Florida homeowners policies written in the first quarter of 2005 were collected in the same period while a portion of the Florida homeowners policies written in the first quarter of 2006 were paid in late 2005.

Net cash provided by operating activities for the year ended December 31, 2005 was $4.8 million as compared to $185,000 for 2004, an increase of $4.6 million. The increase in cash from operations was attributable to a combination of factors including an increase in net premiums collected of $7.7 million and an increase in investment income of $1.5 million. These increases in cash were partially offset by an increase in net losses and loss adjustment expenses paid of $1.6 million, an increase in federal income taxes paid of $2.7 million and a $319,000 reduction in cash received from other income. Losses and loss adjustment expenses paid in 2005 and 2004 were significantly impacted by the Florida hurricanes, much of which was recoverable from reinsurers. Our reinsurance recovered on paid losses was $11.5 million and $8.2 million in 2005 and 2004, respectively.

Net cash used in investing activities for the year ended December 31, 2006 was $12.6 million and was attributable to $10.3 million of net cash used in investment portfolio purchases in excess of investment portfolio sales and other dispositions, $620,000 of cash used for the capital contribution to NP Capital Trust I (an unconsolidated Delaware trust used to issue trust preferred securities), and $1.7 million of cash used to purchase fixed assets.

Net cash used in investing activities for the year ended December 31, 2005 was $27.0 million and was attributable to a $24.8 million net decrease in cash from investment portfolio purchases in excess of investment portfolio sales, $1.4 million of net cash used to acquire Northwestern Zodiac and $742,000 used to acquire fixed assets.

Net cash provided by financing activities for the year ended December 31, 2006 was $17.4 million and was attributable to $19.9 million in proceeds (net of $690,000 of issuance costs) received from the issuance of the subordinated debentures (in conjunction with the issuance of the trust preferred securities), partially offset by a $2.5 million decrease in the net senior debt borrowings.

Net cash provided by financing activities for the year ended December 31, 2005 was $26.6 million and was attributable to $44.3 million in net proceeds provided from the initial public offering partially offset by a $17.7 million reduction in net borrowings.

In 2006, the Company contributed $5,000,000 and $4,000,000 to North Pointe Casualty and Home Pointe Insurance, respectively, substantially derived from the net proceeds of the issuance of the trust preferred securities.

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

Capital Constraints

Writings to Surplus Ratios:  Our ability to write additional insurance policies is largely dependent on the statutory leverage of our insurance company subsidiaries. Michigan insurance regulations require insurance companies to maintain a gross premium writings-to-capital and surplus ratio under 3.0 to 1.0. Florida insurance regulations require insurance companies to maintain a net premiums-to-capital and surplus ratio (rather than a gross premiums-to-capital and surplus ratio) under 4.0 to 1.0. Statutory capital and surplus is defined as total assets less total liabilities of insurance companies determined in accordance with statutory accounting principles.

North Pointe Insurance’s gross premiums written to statutory capital and surplus ratios were 1.27 to 1.0 and 1.40 to 1.0 as of December 31, 2006 and 2005, respectively. North Pointe Casualty’s net premiums written to statutory capital and surplus ratios were 0.77 to 1.0 and 2.76 to 1.0, as of December 31, 2006 and 2005, respectively.

Risk Based Capital:  The National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, requirements that require insurance companies to calculate and report information under an RBC formula. The RBC formula attempts to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. The RBC formula is used by state insurance regulators to monitor trends in an insurance company’s statutory capital and surplus, for the purpose, if necessary, of initiating regulatory action. Our insurance companies, except for Midfield, are required to submit a report of their RBC levels to the insurance departments of their states of domicile as of the end of the previous calendar year. As of December 31, 2006, all of our insurance companies had RBC levels in excess of an amount that would require any regulatory intervention.

Regulations on Dividends Paid by Insurance Companies:  State insurance laws restrict the ability of our insurance company subsidiaries to declare dividends to us. Michigan and Florida have regulations, outlined below, which provide guidance as to when an insurance company may pay a dividend. The District of Columbia does not have detailed regulations, but provides a broader guideline which leaves much of the judgment in the hands of the insurance commissioner in the District of Columbia. In addition to the regulations outlined below, insurance departments will also look to financial measurements such as writings-to-surplus ratios, RBC levels or IRIS ratios when determining whether to approve a dividend. In 2006, North Pointe Insurance declared a $500,000 stock dividend. In 2005, North Pointe Insurance paid a $3.3 million ordinary dividend. None of our other insurance companies have paid dividends in the last three years.

Under the Michigan holding company law, our Michigan insurance company, North Pointe Insurance, can only declare or pay dividends from its earned surplus, unless the Michigan insurance regulator approves the dividend prior to payment. In addition, our Michigan insurance company must obtain prior approval from the Michigan insurance regulator before it may pay extraordinary dividends or distributions to its shareholder, North Pointe Financial. In Michigan, an extraordinary dividend or distribution includes any dividend or distribution of cash or other property if the fair market value of the cash or other property, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) 10% of the insurer’s surplus as of December 31 of the preceding year or (2) the net income of the insurer, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year, in each case determined in accordance with statutory accounting practices. Dividends or distributions falling below this threshold are considered ordinary shareholder dividends. Ordinary shareholder dividends declared by our Michigan insurer must be reported to the Michigan insurance regulator at least ten days before they are paid, but these dividends are not subject to prior approval. Michigan’s insurance law would allow North Pointe Insurance to pay up to $5.0 million in ordinary dividends in 2007. Nonetheless, the Michigan insurance regulator retains the right to deny any dividend, extraordinary or otherwise. Accordingly, we typically obtain prior approval on all dividend distributions from North Pointe Insurance.

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

Dividends or distributions falling below these thresholds are not subject to prior approval by the Florida insurance regulator. Florida’s insurance law would allow for North Pointe Casualty and Home Pointe to pay any dividends of $946,00 and $687,000, respectively without prior regulatory approval in 2007.

Under District of Columbia law, insurance companies can only dividend an amount which is deemed to be in excess of the amount required by the commissioner. There is not a specific formula defining an ordinary dividend versus an extraordinary dividend. Accordingly, all dividend payments must be approved by the District of Columbia Department of Insurance, Securities and Banking.

Outstanding Debt

Senior Credit Facility.  On June 30, 2006, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank, as agent (“Comerica”), JP Morgan Chase Bank, and Fifth Third Bank, which replaced a previous Amended Credit Agreement between the parties dated January 26, 2004, the term of which was set to expire on July 1, 2006. The Credit Agreement provides for a revolving credit line in the aggregate amount of $25.0 million. At December 31, 2006, there was no outstanding balance on the line.

Borrowings under the revolving credit facility bear interest at a floating rate equal to either (1) a Eurodollar rate equal to a stated margin of 1.25% plus the interest rate certain of Comerica’s lending offices offer on deposits to prime banks in the Eurodollar market or (2) a rate based upon Comerica’s prime rate of interest less 1.00% (at December 31, 2006 this rate would have been 7.25%). Interest on Eurodollar-based rate advances is payable on the last day of the interest period applicable thereto. Interest on prime-based rate advances is payable quarterly in arrears. The full amount borrowed under the Credit Agreement will mature on June 30, 2009.

The Credit Agreement provides that Comerica will issue, on our behalf, letters of credit in amounts up to $5.0 million. The amount of any outstanding letters of credit by Comerica will reduce, dollar for dollar, the aggregate amount available under the revolving credit line.

The borrowings under the Credit Agreement may be used to finance certain permitted acquisitions and to fund our working capital needs. The obligations under the Credit Agreement are unconditionally guaranteed by certain of our subsidiaries and are secured by (1) our pledge of 100% of the issued and outstanding stock of our certain subsidiaries and (2) a security interest in substantially all of the tangible and intangible assets of our certain subsidiaries.

The Credit Agreement requires that we comply with various financial and other covenants, including requirements that we maintain an A.M Best rating of no less than “B+” for certain of our insurance company subsidiaries and that we maintain the following financial ratios for each insurance company subsidiary:

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

The Credit Agreement contains negative covenants restricting our ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of our assets, acquire the stock or assets of another entity or declare or pay any dividends, guaranty the obligations of a third party, incur indebtedness, and make certain investments. As of December 31, 2006, we were in compliance with all of our covenants.

Mortgage Obligation.  On August 18, 2005, we assumed the mortgage on the office building in Southfield, Michigan after acquiring Northwest Zodiac. The mortgage loan terms include monthly principal and interest payments of $22,000 and a balloon payment of $1.9 million due in June 2011. As of December 31, 2006, the mortgage debt obligation had an outstanding balance of $2.5 million.

Issuance of Trust Preferred Securities

On February 22, 2006, we issued $20.0 million of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly formed, unconsolidated wholly-owned subsidiary, NP Capital Trust I (the “Trust”).

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

The proceeds of the Trust Preferreds received by the Trust, along with proceeds of $620,000 paid by us to the Trust from the issuance of common securities by the Trust to us, were used to purchase $20.6 million of our junior subordinated debt securities (the “Debt Securities”) under terms which mirror those of the Trust Preferreds.

We primarily invested the $19.3 million of proceeds, which is net of $690,000 of issuance costs, in high-grade debt securities which will remain available to fund future contributions to our subsidiaries, acquisition activities as they may arise, and other capital uses. In June 2006 and September 2006, we contributed $3.0 million and $2.0 million of the funds, respectively, to North Pointe Casualty to meet the minimum statutory capital and surplus of $15.0 million required by many states for surplus lines carriers. In December 2006, we contributed $4.0 million to Home Pointe Insurance to meet statutory capital and surplus levels required by A.M. Best for their initial rating.

We obtained consents and waivers from our senior lenders acknowledging that the purchase of our equity interest in and issuance of subordinated debt securities to NP Trust and the guaranty of the NP Trust’s preferred securities would not constitute an event of default under the senior credit facility.

Contractual Obligations and Commitments

The following table summarizes information about our contractual obligations. The minimum future payments, including anticipated interest, under these agreements as of December 31, 2006 are as follows:

					2011 and
	2007	2008	2009	2010	thereafter	Total
	(Dollars in thousands)

Junior subordinated debt	$1,794	$1,794	$1,794	$1,794	$65,728	$72,904
Senior credit facility	94	94	47	—	—	235
Mortgage obligation	267	267	267	267	2,032	3,100
Operating leases	925	840	692	262	101	2,820
Unpaid loss and losses adjustment expense	35,697	24,131	12,330	8,350	9,247	89,755
Commitment to purchase other investments	1,964	—	—	—	—	1,964

Total	$40,741	$27,126	$15,130	$10,673	$77,108	$170,778

The junior subordinated debt agreement requires one $20.6 million principal payment in 2036 and $448,000 quarterly interest payments. The senior credit facility provides for a revolving credit line in the aggregate amount of $25.0 million maturing on June 30, 2009. There was no balance on the revolving credit line as of December 31, 2006. The table reflects facility fee obligations which are due during the term of the revolving credit line. The gross unpaid loss and loss adjustment expense payments were estimated based on historical payment patterns. However, future payments may be different than historical payment patterns. The commitment to purchase other investments is attributable to a limited partnership interest which may request further funding of up to $2.0 million any time through June 2010.

Effects of New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We are currently in the process of evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to the adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. Our adoption of SAB 108 in 2006 did not have any effect on our results of operations or financial position.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN No. 48 requires that we evaluate our tax positions within the scope of SFAS 109 in each tax jurisdiction for all open tax years and determine whether our tax positions are more-likely-than-not of being sustained based solely on technical merits. FIN No. 48 then requires that we measure the tax benefit or liability to be recognized and record an adjustment to income and retained earnings according to the Interpretation. We adopted FIN 48 on January 1, 2007 and have determined that it will not have a material effect on our financial condition or results of operation.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.

Interest Rate Risk

Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of December 31, 2006 was 3.5 years.

The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of December 31, 2006	Fair Value	Fair Value	Fair Value	Equity
	(Dollars in thousands)

200 basis point increase	$99,446	$(7,888)	(7.3)%	(5.9)%
100 basis point increase	103,384	(3,950)	(3.7)%	(3.0)%
No change	107,334	—	0.0%	0.0%
100 basis point decrease	111,129	3,795	3.5%	2.8%
200 basis point decrease	114,636	7,302	6.8%	5.5%

Credit Risk

An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing primarily in investment-grade securities. In addition, we comply with applicable statutory requirements, which limit the portion of our total investment portfolio that we can invest in any one security. As of December 31, 2006, we were primarily invested in U.S. government securities, U.S. government agencies and investment-grade corporate bonds.

We are subject to credit risks with respect to our reinsurers. Although a reinsurer is liable for losses to the extent of the coverage which it assumes, our reinsurance contracts do not discharge our insurance companies from primary liability to each policyholder for the full amount of the applicable policy, and consequently our insurance companies remain obligated to pay claims in accordance with the terms of the policies regardless of whether a reinsurer fulfills or defaults on its obligations under the related reinsurance agreement. To mitigate our credit risk to reinsurance companies, we attempt to select financially strong reinsurers with an A.M. Best rating of “A−” or better and continue to evaluate their financial condition throughout the duration of our agreements.

At December 31, 2006, amounts due us from reinsurers were $49.4 million. We believe all amounts recorded as due from reinsurers are recoverable.

Effects of Inflation

We do not believe that inflation has a material effect on our results of operations, except for the effect that inflation may have on interest rates and claims costs. We consider the effects of inflation in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on our results are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to a long-term upward trend in the cost of judicial awards for damages, as well as short-term spikes in local prices attributable to increases in demand which may impact the severity of our losses in future periods. For example, construction costs in Florida increased significantly during 2006 as a result of increased demand stemming from the hurricanes which struck Florida in 2004 and 2005 (this is also referred to as demand surge).

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of North Pointe Holdings Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report at Item 15.

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

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(Dollars in thousands, except per share and ratio data)
	(Unaudited)

Statement of Operations Data:
Revenues:
Gross premiums written	$24,129	$22,675	$22,182	$45,568	$25,405	$18,433	$22,437	$45,821

Net premiums written	$16,913	$8,713	$14,869	$37,156	$14,990	$12,579	$17,898	$41,666

Net premiums earned	$18,919	$19,909	$21,216	$20,191	$17,892	$21,652	$23,057	$22,135
Investment income, net	1,779	1,755	1,702	1,298	1,248	1,067	926	762
Net realized capital gains (losses)	35	81	22	(369)	(14)	75	(96)	(133)
Other income	592	404	434	453	429	695	436	343

Total revenues	21,325	22,149	23,374	21,573	19,555	23,489	24,323	23,107

Expenses:
Losses and loss adjustment expenses, net	8,058	7,295	10,528	9,494	13,647	11,991	9,274	9,091
Policy acquisition costs	5,234	5,483	5,646	5,647	4,670	5,844	5,236	6,029
Other underwriting and operating expenses	6,945	5,664	5,985	3,706	5,475	4,686	3,829	3,865
Interest expense	503	496	462	249	75	390	264	230

Total expenses	20,740	18,938	22,621	19,096	23,867	22,911	18,603	19,215

Income (loss) before federal income tax expense (benefit)	585	3,211	753	2,477	(4,312)	578	5,720	3,892
Federal income tax expense (benefit)	171	1,045	284	850	(1,516)	67	2,131	1,346

Net income (loss)	$414	$2,166	$469	$1,627	$(2,796)	$511	$3,589	$2,546

Earnings Per Share Data:
Net income (loss):
Basic(1)	0.05	0.24	0.05	0.18	(0.31)	0.10	0.73	0.52
Diluted(1)	0.05	0.24	0.05	0.18	(0.31)	0.10	0.73	0.52
Key Financial Ratios:
Loss ratio	41.3%	35.9%	48.6%	46.0%	74.5%	53.7%	39.5%	40.4%
Expense ratio	62.4	54.9	53.7	45.3	55.4	47.1	38.6	44.0
Combined ratio	103.7	90.8	102.3	91.3	129.9	100.8	78.1	84.4

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

Item 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported in a Current Report on Form 8-K filed on April 14, 2006, on April 10, 2006, we dismissed PricewaterhouseCoopers LLP as our independent auditors. On April 13, 2006, the Audit Committee of the Board of Directors of the Company engaged Deloitte & Touche LLP to serve as our registered independent public accounting firm for the fiscal year ending December 31, 2006.

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

In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III*

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2007 Annual meeting.

Item 11.	EXECUTIVE COMPENSATION.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2007 Annual meeting.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is hereby incorporated by reference to the table and related footnotes appearing in the Proxy Statement for the 2007 Annual meeting.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2007 Annual meeting.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

15(a)(1)The following financial statements of North Pointe Holdings Corporation and the Report of Independent Registered Public Accounting Firm thereon are filed with this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
North Pointe Holdings Corporation
Southfield, Michigan

We have audited the accompanying consolidated balance sheet of North Pointe Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2006 consolidated financial statements present fairly, in all material respects, the financial position of North Pointe Holdings Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

\s\ Deloitte & Touche LLP

Detroit, Michigan
March 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
North Pointe Holdings Corporation and Subsidiaries

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of North Pointe Holdings Corporation and its Subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 9, 2006

North Pointe Holdings Corporation and Subsidiaries

Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands, except share data)

ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $108,911 and $100,337 in 2006 and 2005, respectively)	$107,334	$98,018
Common stocks, at fair value (cost of $9,302 and $8,681 in 2006 and 2005, respectively)	11,376	10,001
Other investment	1,088	553

Total investments	119,798	108,572
Cash and cash equivalents	46,039	34,119
Accrued investment income	1,236	840
Premiums and agent balances receivable, net	18,088	21,324
Reinsurance recoverables on:
Paid losses	4,168	11,470
Unpaid losses	33,321	65,989
Prepaid reinsurance premiums	11,881	7,424
Deferred policy acquisition costs	8,848	9,578
Deferred federal income taxes, net	5,061	5,843
Federal income tax recoverable	523	2,199
Fixed assets, net of accumulated depreciation	5,946	4,990
Prepaid expenses and other assets	2,668	2,688

Total assets	$257,577	$275,036

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses	$89,755	$117,778
Unearned premiums	42,320	44,701
Debt	23,131	5,026
Amounts due to reinsurers	1,930	3,048
Accrued expenses and other liabilities	7,236	15,160
Premiums in advance	4,970	7,096

Total liabilities	169,342	192,809

Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 9,122,687 and 9,116,687 issued and outstanding in 2006 and 2005, respectively	50,578	50,233
Preferred stock, no par value; 5,000,000 shares authorized; and 0 shares issued and outstanding in 2006 and 2005, respectively	—	—
Retained earnings	37,329	32,653
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of deferred federal income tax (expense) benefit of ($169) and $340, respectively	328	(659)

Total shareholders’ equity	88,235	82,227

Total liabilities and shareholders’ equity	$257,577	$275,036

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except share data)

Revenues
Direct premiums written	$114,544	$111,483	$94,548
Assumed premiums written	10	613	1,913

Gross premiums written	114,554	112,096	96,461
Premiums ceded	(36,903)	(24,963)	(15,968)

Net premiums written	77,651	87,133	80,493
Decrease/(increase) in unearned premiums	2,584	(2,397)	(3,536)

Net premiums earned	80,235	84,736	76,957
Investment income, net of investment expenses	6,534	4,003	2,377
Net realized capital (losses) gains	(231)	(168)	886
Other income	1,883	1,903	2,222
Gains on sales of businesses	—	—	4,285

Total revenues	88,421	90,474	86,727

Expenses
Losses and loss adjustment expenses, net	35,375	44,003	41,503
Policy acquisition costs	22,010	21,779	18,687
Other underwriting and operating expenses	22,300	17,855	13,730
Interest expense	1,710	959	763

Total expenses	81,395	84,596	74,683

Income before federal income tax expense and extraordinary item	7,026	5,878	12,044
Federal income tax expense	2,350	2,028	3,516

Income before extraordinary item	4,676	3,850	8,528
Extraordinary item	—	—	2,905

Net income	$4,676	$3,850	$11,433

Earnings Per Share
Basic
Income before extraordinary item	$0.51	$0.64	$1.50
Extraordinary item	—	—	0.57

Net income	$0.51	$0.64	$2.07

Diluted
Income before extraordinary item	$0.51	$0.64	$1.46
Extraordinary item	—	—	0.49

Net income	$0.51	$0.64	$1.95

Weighted average number of shares
Basic	9,114,452	6,014,050	5,052,171
Diluted	9,116,516	6,014,218	5,860,580

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, January 1, 2004	$6,185	$19,538	$370	$26,093
Issuance of stock	95	—	—	95
Purchase and retirement of common stock	(400)	(1,200)	—	(1,600)
Purchase and retirement of preferred stock	—	(888)	—	(888)
Preferred stock dividends	—	(80)	—	(80)
Comprehensive income:
Net income	—	11,433	—	11,433
Unrealized losses on investments, net of deferred federal income tax benefit of $187	—	—	(361)	(361)

Total comprehensive income	—	—	—	11,072

Balances, December 31, 2004	$5,880	$28,803	$9	$34,692
Issuance of stock	44,270	—	—	44,270
Stock-based employee compensation	83	—	—	83
Comprehensive income:
Net income	—	3,850	—	3,850
Unrealized losses on investments, net of deferred federal income tax benefit of $343	—	—	(668)	(668)

Total comprehensive income	—	—	—	3,182

Balances, December 31, 2005	$50,233	$32,653	$(659)	$82,227
Issuance of stock	48	—	—	48
Stock-based employee compensation	297	—	—	297
Comprehensive income:
Net income	—	4,676	—	4,676
Unrealized gains on investments, net of deferred federal income tax expense of $509	—	—	987	987

Total comprehensive income	—	—	—	5,663

Balances, December 31, 2006	$50,578	$37,329	$328	$88,235

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities
Net income	$4,676	$3,850	$11,433
Adjustments to reconcile net income to cash provided by operating activities Extraordinary item	—	—	(2,905)
Depreciation and amortization	923	642	510
Bad debt expense	700	(71)	—
Net loss (gain) on sales and other dispositions of investments	231	168	(886)
Net gains on sales of businesses	—	—	(4,285)
Stock compensation expense	345	82	—
Deferred federal income tax expense	273	365	976
Change in assets and liabilities:
Premiums and agents balances receivable, net	2,536	(3,834)	1,224
Accrued investment income	(396)	(265)	(96)
Reinsurance recoverable, net	38,852	(30,874)	(19,076)
Prepaid reinsurance premiums	(4,457)	(1,873)	(183)
Deferred policy acquisition costs	730	215	(2,620)
Prepaid expenses and other assets	1,312	1,451	(63)
Losses and loss adjustment expenses	(28,023)	21,217	12,360
Unearned premiums	(2,381)	2,450	3,719
Accrued expenses and other liabilities	(7,790)	8,664	(251)
Premiums in advance	(2,125)	6,168	282
Federal income tax (recoverable) payable	1,675	(3,531)	46

Net cash provided by operating activities	7,081	4,824	185

Cash flows from investing activities
Proceeds from maturities of debt securities	9,621	6,723	28,168
Proceeds from sales of debt securities	29,313	35,334	13,213
Proceeds from sales of equity securities	4,582	4,203	9,175
Proceeds from sales of businesses	—	—	4,285
Purchases of debt securities	(48,527)	(66,368)	(42,621)
Purchases of equity securities	(4,743)	(4,164)	(10,765)
Purchases of other investments	(535)	(553)	—
Purchases of subsidiaries, net of cash acquired of $168 and $14,376 in 2005 and 2004, respectively	—	(1,386)	3,255
Purchases of fixed assets	(1,666)	(742)	(579)
Capital Contribution to NP Capital Trust I	(620)	—	—

Net cash (used in) provided by investing activities	(12,575)	(26,953)	4,131

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	44,270	95
Purchase and retirement of common stock	—	—	(1,600)
Purchase and retirement of preferred stock	—	—	(2,888)
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	21,874	38,014	22,059
Repayments of bank debt	(4,460)	(55,714)	(12,845)
Preferred dividends paid	—	—	(80)

Net cash provided by financing activities	17,414	26,570	4,741

Increase in cash and cash equivalents	11,920	4,441	9,057
Cash and cash equivalents
Beginning of year	34,119	29,678	20,621

End of year	$46,039	$34,119	$29,678

Supplemental cash flow information — cash paid during the year for
Interest	$1,674	$1,074	$630
Federal income taxes	402	5,194	2,493
Supplemental disclosure of noncash investing activities
Liabilities assumed in purchase of subsidiaries	—	2,663	8,135

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Description of Business

North Pointe Holdings Corporation (“North Pointe Holdings”) is an insurance holding company which wholly-owns North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”), Midfield Insurance Company (“Midfield”) and Alliance Surety Holdings, Inc. as of December 31, 2006; hereinafter collectively referred to as the “Company.”

North Pointe Holdings was incorporated in July 2001 to facilitate the acquisition of North Pointe Financial, Universal Fire & Casualty Insurance Company (“Universal Fire & Casualty”) and Alliance Surety Holdings, Inc. The acquisition, as well as the issuance of equity securities and a senior debt facility necessary for the acquisition, were effective June 26, 2002.

Alliance Surety Holdings is a holding company with no operations. As of September 2006, Alliance Surety Holdings was merged with North Pointe Holdings.

North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe Insurance”), Home Pointe Managing General Agency, Inc. (“Home Pointe MGA”), N.P. Premium Finance Company (“NP Premium”) and South Pointe Financial Services, Inc. (“South Pointe”). North Pointe Casualty was acquired in 2004. Home Pointe Insurance and Home Pointe MGA were created in 2005 specifically to write and service Florida homeowners insurance business.

South Pointe and Home Pointe MGA are managing general agents writing business in Florida exclusively for the Company. As of September 2006, Home Pointe MGA was merged with South Pointe.

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

North Pointe Casualty and Home Pointe Insurance are Florida-domiciled property and casualty insurance companies, licensed by the Florida Department of Financial Services (“FLDFS”). North Pointe Casualty provides similar commercial insurance coverages as North Pointe Insurance primarily in Florida and other southeast states and wrote substantially all of the Company’s Florida homeowners insurance business in 2005. Home Pointe Insurance has the authority to write as an admitted carrier in Florida only. In 2006, Home Pointe Insurance wrote substantially all of the Company’s Florida homeowners insurance business.

Midfield Insurance Company was formed in 2005 to serve as a captive reinsurer for certain of the Company’s gross premiums written in its other insurance subsidiaries and is domiciled in the District of Columbia. Midfield is licensed by the District of Columbia Department of Insurance, Securities and Banking (“DCDOI”).

The Company offered insurance products in 47 and 34 states in 2006 and 2005, respectively. Gross premiums written in Florida, Michigan, Tennessee, and Indiana represented 58.5%, 15.8%, 7.8% and 3.6%, respectively, of total gross premiums written in 2006 and 67.2%, 17.4%, 0.0% and 4.3%, respectively, in 2005.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company markets its insurance products through a network of approximately 1,650 independent agents. In 2006, the single largest agent wrote 5.2% of gross premiums written and the top five agents produced 16.8% of the gross premiums written. No other agent produced more than 1.4% of the gross premiums written in 2006.

Acquisition Activities

North Pointe Casualty

On February 28, 2004, North Pointe Financial purchased all of the outstanding common shares of Queensway International Indemnity Company (“Queensway International”) for $11,000,000 in cash, funded through a combination of senior debt and available cash. Concurrent with this acquisition, Queensway International’s name was changed to North Pointe Casualty. Queensway International had stopped writing business on December 31, 2000.

North Pointe Casualty was primarily acquired for its authorities to write surplus lines business in various states and it provides the Company with another insurance company to expand insurance programs currently written by North Pointe Insurance.

North Pointe Casualty was acquired for less than the aggregate fair value of its net assets, which resulted in the recognition of negative goodwill of $2,905,000. The negative goodwill was recognized in income as an extraordinary item.

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

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Beginning February 28, 2004, the financial results of North Pointe Casualty have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the year ended December 31, 2004, as if this acquisition occurred on January 1, 2004:

(Dollars in
thousands, except
per share data)

Total revenues	$86,761

Income before extraordinary item	$8,028

Net income	$10,933

Diluted income per common share before extraordinary item	$1.37

Diluted net income per common share	$1.87

Florida Homeowners Insurance Business

On November 10, 2004, North Pointe Casualty entered into an agreement with the FLDFS, in its capacity as receiver of American Superior Insurance Company (“American Superior”), pursuant to which North Pointe Casualty obtained the right to offer standard and non-standard homeowners insurance to approximately 50,000 former policyholders of American Superior in Florida whose coverage terminated effective January 2005. North Pointe Casualty paid the receiver $2 for each new policy issued to these former policyholders. North Pointe Casualty did not assume any liabilities of American Superior relating to these former policyholders or otherwise in connection with this transaction.

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

The fair value of net assets acquired exceeded the historical book value of Northwestern Zodiac by $428,000. This excess was allocated to the building and land, reducing the initial fair value of the building and land from $4,400,000 to $3,972,000.

Sales of Businesses

On October 15, 2004, the Company sold its renewal policy rights relating to its non-standard personal automobile insurance line for $4,000,000 in cash. The Company continues to be responsible for performing claims and other administrative services with respect to the run-off of non-standard automobile policies that were either expired or still in-force at the time the sale was completed. The Company recorded a gain of $4,000,000 in 2004 resulting from this sale.

In September 2004, the Company sold the renewal rights of approximately 100 liquor liability policies for $285,000 (see Note 15). The Company recorded a gain of $285,000 in 2004 resulting from the sale.

2.	Public Offering and Use of Proceeds

On September 28, 2005, the Company completed an initial public offering of 4,000,000 shares of common stock at $12.00 per share. On November 15, 2005, the Company issued another 225,000 shares at $12.00 per share resulting from the underwriters exercising the over-allotment option granted in connection with the initial public offering. There were no selling shareholders. Total proceeds to the Company amounted to $44,270,000, net of the underwriting discount of $3,549,000 and $2,881,000 of expenses related to the offering (see Note 10).

The Company contributed $19,000,000 of the net proceeds from the offering to its insurance company subsidiaries: $10,000,000 was contributed to North Pointe Insurance; $5,000,000 was contributed to North Pointe Casualty; and $4,000,000 was contributed to Midfield. Of the remaining $25,270,000 in net proceeds, the Company used $22,585,000 to repay the senior debt facility, $2,400,000 was used to pay North Pointe Casualty in December 2005 to satisfy federal income tax amounts due per the Company’s tax sharing agreement, and $285,000 was used for general corporate purposes.

3.	Summary of Significant Accounting Policies

Basis of Financial Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

United States of America (“GAAP”). GAAP differs in certain respects from Statutory Accounting Principles (“SAP”) prescribed or permitted by insurance regulatory authorities.

Investments

All of the Company’s securities have been classified as available-for-sale at December 31, 2006 and 2005. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of deferred taxes. The mortgage-backed and asset-backed portfolio investment income is recorded considering expected cash flows adjusted for changes in assumptions utilizing the retrospective method; prepayment assumptions are based on market expectations. Other investments is an investment in a limited partnership which is accounted for under the equity method.

Realized gains and losses on sales of investments are determined on the basis of specific identification. Dividend and interest income are recognized when earned. Discounts or premiums on debt securities purchased at other than par value are amortized using the constant yield method.

The fair values of investments represent quoted market values from published market sources.

The Company evaluates all investments with market values below cost or amortized cost, as appropriate, at the balance sheet date to determine if the investments are other than temporarily impaired. The determination of other than temporary impairment is based on analyses including, but not limited to, the following factors: market value less than amortized cost for a twelve month period; rating downgrade or other credit event; past due interest or principal payments; financial condition and near-term prospects of the issuer; any specific events which may influence the operations of the issuer; prospects for the issuer’s industry segment; general market conditions and prevailing interest rate changes; and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value. The Company evaluates its investments in securities to determine other than temporary impairment, in each reporting period. Investments which are deemed other than temporarily impaired are written down to their estimated fair value and the related losses are recognized as realized losses.

Cash and Cash Equivalents

Cash equivalents include overnight interest-bearing deposits and short-term investments, which have an original maturity of three months or less at the time of purchase.

Premiums and Agents Balances Receivable

The majority of the premiums written are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company establishes an allowance for doubtful accounts for its premiums and agents balances receivable based on specific credit exposures, prior experience and the days outstanding of the premiums and agents balances receivable. The premiums and agents balances receivable is net of an allowance of $900,000 and $200,000 as of December 31, 2006 and 2005, respectively.

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

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and is composed of real estate (the Company’s head office), office improvements and equipment. Depreciation is computed using the straight-line method over 39 years for the real estate property and 15 years for office improvements and fixtures and using an accelerated method over 5 years for equipment. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. The following table summarizes property and equipment as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in thousands)

Land	$630	$630
Building	3,342	3,342
Computer Equipment	1,491	999
Furniture and Fixtures	469	186
Leasehold Improvements	834	357
Office Equipment	415	57
Automobiles	164	134

	7,345	5,705
Accumulated depreciation and amortization	1,399	715

Property and equipment, net	$5,946	$4,990

Unpaid Losses and Loss Adjustment Expenses and Reinsurance Recoverables

Unpaid losses and loss adjustment expenses (“LAE”) include amounts for reported losses and losses incurred but not reported estimated at what they will ultimately be settled for (i.e. not discounted). Incurred but not reported losses are determined using past experience of unreported losses. Reinsurance recoverables represent amounts currently due from reinsurers on paid losses and LAE and amounts recoverable from reinsurers on unpaid losses and LAE.

Unpaid losses and LAE and related recoverables are necessarily based upon estimates, and while management believes that the amounts are adequate, the ultimate liability and recoverable may be more or less than the amounts provided. The methods for making such estimates and for establishing the resulting reserves and recoverables are continually reviewed and adjustments are reflected in current operations.

Reinsurance

Reinsurance premiums and losses related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contract. The Company records all reinsurance recoverables and prepaid reinsurance premiums as assets. Ceded premiums are reported as a reduction of premium revenue. Reinsured losses are reported as a reduction of loss and loss adjustment expenses in the accompanying consolidated statements of income. In the event of nonperformance by reinsurers, the Company remains primarily liable to its policyholders.

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

Premium deficiency reserves are required for the amount of the anticipated losses, LAE, commissions and other acquisition costs and maintenance costs not previously expensed and in excess of the recorded unearned premiums and anticipated investment income. The Company has not recorded a premium deficiency reserve for 2006 or 2005.

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

Significant accounts which are dependent upon management’s estimates include the liability for unpaid losses and loss adjustment expenses, federal income tax expense, other-than-temporary impairment of investments, fair value of net assets acquired, and reinsurance recoverables.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Investments

The cost or amortized cost, gross unrealized gains and losses and fair value of investments available for sale at December 31, 2006 and 2005, are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2006
U.S. government and agency securities	$30,684	$142	$300	$30,526
Foreign government securities	308	—	8	300
Corporate bonds	30,087	35	701	29,421
Municipal securities	7,003	34	2	7,035
Mortgage-backed securities	33,058	112	810	32,360
Asset-backed securities	7,771	10	89	7,692

Total debt securities	108,911	333	1,910	107,334
Common stocks	9,302	2,123	49	11,376

Total	$118,213	$2,456	$1,959	$118,710

December 31, 2005
U.S. government and agency securities	$21,113	$7	$448	$20,672
Foreign government securities	575	—	14	561
Corporate bonds	32,366	3	860	31,509
Mortgage-backed securities	33,735	10	898	32,847
Asset-backed securities	12,548	18	137	12,429

Total debt securities	100,337	38	2,357	98,018
Common stocks	8,681	1,464	144	10,001

Total	$109,018	$1,502	$2,501	$108,019

Change in net unrealized gains (losses) on investments for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(Dollars in thousands)

Net unrealized (losses) gains at beginning of year	$(659)	$9	$370
Increase in net unrealized gains (losses):
Debt securities	742	(1,422)	(593)
Preferred stock	—	—	9
Common stock	754	411	36
Net (increase) decrease in deferred federal income tax expense	(509)	343	187

Increase (decrease) in net unrealized gains, net of deferred taxes	987	(668)	(361)

Net unrealized gains (losses) at end of year	$328	$(659)	$9

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table provides the fair value and gross unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005. No impaired investments were written down in 2006 or 2005.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

December 31, 2006
U.S. government and agency securities	$2,062	$6	$16,670	$294	$18,732	$300
Foreign government securities	—	—	299	9	299	9
Corporate bonds	3,416	25	22,272	675	25,688	700
Municipal securities	1,426	2	—	—	1,426	2
Mortgage-backed securities	1,164	5	26,248	805	27,412	810
Asset-backed securities	73	—	6,007	89	6,080	89

Total debt securities	$8,141	$38	$71,496	$1,872	$79,637	$1,910

Equity securities	$761	$44	$40	$5	$801	$49

December 31, 2005
U.S. government and agency securities	$11,858	$198	$7,221	$250	$19,079	$448
Foreign government securities	306	5	255	9	561	14
Corporate bonds	18,543	413	11,816	447	30,359	860
Mortgage-backed securities	19,911	381	12,384	517	32,295	898
Asset-backed securities	11,306	137	—	—	11,306	137

Total debt securities	$61,924	$1,134	$31,676	$1,223	$93,600	$2,357

Equity securities	$1,583	$94	$225	$50	$1,808	$144

At December 31, 2006, the Company had 517 debt securities and 16 equity securities that were in an unrealized loss position deemed to be temporarily impaired. The debt securities all had unrealized losses of less than 6% except for 7 securities with a combined fair value of approximately $2,436,000, none of which had an unrealized loss greater than 9%. The equity securities all had unrealized losses of less than 10% except for 2 securities with a combined fair value of $43,000. Neither of these 2 equity securities had unrealized losses that exceeded 20%. Four hundred fifty-one of the debt securities and 1 of the equity securities have had unrealized losses for longer than one year.

At December 31, 2005, the Company had 550 debt securities and 33 equity securities that were in an unrealized loss position deemed to be temporarily impaired. The debt securities all had unrealized losses of less than 6% except for 5 securities with a combined fair value of approximately $2,175,000, none of which had an unrealized loss greater than 8%. The equity securities all had unrealized losses of less than 12% except for 9 securities with a combined fair value of $384,000. Of this amount, only 2 equities had unrealized losses that exceeded 20% resulting in a combined fair value of $62,000. Ninety-nine of the debt securities and 5 of the equity securities have had unrealized losses for longer than one year.

Positive evidence considered in reaching the Company’s conclusion that the investments with unrealized loss positions are not other-than-temporarily impaired at December 31, 2006 and 2005 consisted of: 1) there were no

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

specific events which caused concerns; 2) there were no past due interest payments; 3) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 4) the Company also determined that the changes in market value of the debt securities were considered normal in relation to overall fluctuations in interest rates.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due within one year	$5,058	$5,017
Due after one year through five years	39,331	38,849
Due after five years through ten years	23,552	23,285
Due after ten years	141	131
Mortgage-backed securities	33,058	32,360
Asset-backed securities	7,771	7,692

Total debt securities	$108,911	$107,334

Net investment income for years ended December 31, 2006, 2005 and 2004 follow:

	2006	2005	2004
	(Dollars in thousands)

Interest income from
Debt securities	$4,629	$3,808	$2,159
Cash and cash equivalents	2,225	605	353
Dividends from
Preferred stocks	—	—	88
Common stocks	177	152	207

Total investment income	7,031	4,565	2,807
Less investment expenses	497	562	430

Net investment income	$6,534	$4,003	$2,377

Gross proceeds from securities sold at the discretion of the Company and the related gross gains or gross losses for the years ended December 31, 2006, 2005 and 2004 are presented in the following table.

	2006	2005	2004
	(Dollars in thousands)

Proceeds from discretionary sales of debt securities	$29,313	$35,334	$13,213
Related realized gains	106	115	50
Related realized losses	600	619	84
Proceeds from discretionary sales of equity securities	4,582	4,203	9,175
Related realized gains	704	571	1,142
Related realized losses	244	223	287

At December 31, 2006 and 2005, a combination of cash and securities with carrying values of $11,316,000 and $9,661,000, respectively, were on deposit with banks as security for reinsurance arrangements and for regulatory compliance, including $200,000 of restricted cash in 2006 and 2005.

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

Due to the short-term nature of cash and cash equivalents, premiums and agent balances receivable and accrued interest, their carrying value approximates their estimated fair value. Because debt and equity securities are recorded in the financial statements at their estimated fair values as securities available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, their carrying value is their estimated fair value. In addition, senior debt and lines of credit bear variable interest rates, so their carrying value approximates their fair value and the mortgage obligation carrying value approximates fair value based on the present value of future cash flows.

6.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$9,578	$9,793	$7,173
Additions	20,892	21,282	21,307
Amortizations	(21,622)	(21,497)	(18,687)

Balance, end of period	$8,848	$9,578	$9,793

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Liability for Unpaid Losses and LAE

The Company regularly updates its reserve estimates as new information becomes available and events occur that may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$117,778	$96,561	$76,319
Liability for losses and LAE acquired	—	—	9,080
Less reinsurance recoverables	60,034	36,544	22,681
Reinsurance recoverables acquired	—	—	3,008

Net balance	57,744	60,017	59,710
Incurred related to
Current year	37,869	49,438	47,495
Prior years	(2,494)	(5,435)	(5,992)

Total incurred	35,375	44,003	41,503

Paid related to
Current year	14,905	23,947	21,393
Prior years	21,780	22,329	19,803

Total paid	36,685	46,276	41,196

Net balance, end of period	56,434	57,744	60,017
Plus reinsurance recoverables, excluding Citizens assessment(1)	33,321	60,034	36,544

Balance, end of period	$89,755	$117,778	$96,561

(1)	For the purpose of comparability, at December 31, 2005 the Citizens assessment of $5,955,000 is excluded from the reinsurance recoverable amounts in the above summary (See Note 14).

Management believes the estimate of the ultimate liability for losses and LAE at December 31, 2006 is reasonable and reflective of anticipated ultimate experience. However, due to the uncertainty inherent in estimating such liabilities, it is reasonably possible that the ultimate settlement of the losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements.

The $2,494,000 favorable development in 2006 was primarily attributable to $6,560,000 of redundancies from the restaurant, bar and tavern (“RBT”) and bowling center lines of business primarily attributable to the 2002 to 2005 accident years. The redundancies in RBT and bowling lines was offset by $1,779,000 and $3,004,000 of deficiencies in personal auto and commercial multi-peril coverages in the Florida small business lines of business, respectively. The deficiencies in the personal auto and the Florida small business lines were primarily attributable to the 2001 to 2005 accident years.

The $5,435,000 favorable development in 2005 was primarily attributable to $2,080,000 of redundancies from the RBT and bowling center lines of business primarily attributable to the 2002, 2003 and 2004 accident years, $848,000 from the commercial multi-peril coverages in the Florida small business line, primarily attributable to the 2001, 2003 and 2004 accident years, $1,290,000 from the personal automobile line, primarily attributable to the 2001, 2002 and 2003 accident years and $682,000 from the Midwest homeowners line, primarily attributable to the 2003 and 2004 accident years.

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

The Company establishes reserves based on actuarial methodologies which utilize a combination of the Company historical loss data and industry loss data. The weighting of the data utilized depends on the volume and amount of historical data the Company has available for each particular line of business. The redundancies that have arisen are generally attributable to the utilization of industry data with reported loss experience that was higher than the Company’s ultimate loss development. The more significant redundancies are primarily attributable to the liability coverages and require two to four years to develop sufficiently before actuarially sound methodologies will permit the Company to apply substantially its own loss experience to the reserve calculation.

8.	Reinsurance

Substantially all of the Company’s reinsurance agreements are excess of loss programs. In 2006 and 2005, the Company’s retention was $250,000 in the commercial and Midwest homeowners lines of business and $500,000 in the Florida homeowners line of business. Retentions in the commercial and Midwest homeowners lines of business in 2004 were $200,000. In general, the limits on the primary multi-line reinsurance agreement coincide with limits offered under the Company’s insurance programs which did not exceed $1,000,000 in 2006, 2005 and 2004. The Company obtains additional reinsurance on a policy-by-policy basis for coverage limits that exceed the primary reinsurance treaty’s limits. The Company carried no reinsurance on its commercial and personal automobile physical damage coverages.

For the year ended December 31, 2006, the Company’s commercial and Midwest homeowners catastrophe reinsurance agreements provide 100% coverage for up to $22,000,000 in losses in excess of $8,000,000 retention. For the years ended December 31, 2005 and 2004, the Company carried catastrophe reinsurance coverage to cover losses up to $60,000,000 and $35,000,000, respectively, subject to retentions of $3,000,000 and $2,000,000, respectively, for the commercial, Midwest homeowners and personal automobile lines of business. For the catastrophe reinsurance contracts that expired in 2005 and 2004, the Company was subject to various participation percentages within certain layers of reinsurance.

For 2006, the Company’s catastrophe reinsurance coverage for the Florida homeowners program relied heavily upon the Florida Hurricane Catastrophe Fund, or FHCF, which is a state sponsored reinsurance program. Both Home Pointe Insurance and North Pointe Casualty offer coverage within the Florida homeowners line of business. Each company maintains a separate contract with the FHCF and accordingly have separate retentions. In addition, the Company obtained private catastrophe reinsurance to provide additional coverage above the FHCF limit and to cover some of the retention inherent in the FHCF agreements. The private reinsurance combines the losses of both Home Pointe Insurance and North Pointe Casualty.

The FHCF provides Home Pointe Insurance 100% coverage for up to $7,100,000 in losses in excess of a $1,300,000 retention. This is referred to as the “FHCF Buy-down Layer.” In addition, the FHCF provides Home Pointe Insurance 90% coverage for up to approximately $26,500,000 in losses in excess of an approximate $8,400,000 retention. The FHCF provides North Pointe Casualty 90% coverage for up to approximately $10,700,000 of losses in excess of an approximate $3,400,000 retention.

The private reinsurance provides 91.5% coverage for up to $4,000,000 in losses in excess of a $10,000,000 retention and provides 100% coverage for up to $13,000,000 in losses in excess of a $14,000,000 retention. The

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$7,100,000 in losses covered by the FHCF Buy-down Layer is counted as retention for purposes of the private reinsurance even though the FHCF pays those losses. For 2005, the Company’s catastrophe reinsurance coverage for the Florida homeowners program had a limit of $139,000,000, subject to a retention of $3,000,000 and a 1.25% participation in losses between $64,000,000 and $104,000,000, in 2005. These reinsurance arrangements help to reduce the Company’s losses arising from large risks or from hazards of an unusual nature.

For the years ended December 31, 2006, 2005 and 2004, the Company also carried clash reinsurance coverage equal to $4,000,000 in losses in excess of $1,000,000 retention.

The Company experienced no catastrophic events in 2006. The Company experienced one event subject to the catastrophe reinsurance contracts from Hurricane Wilma that hit Florida in 2005 and three events subject to the catastrophe reinsurance contracts from hurricanes that hit Florida in 2004. The initial catastrophic reinsurance agreement provided for an automatic reinstatement after the first event. After the second event, the Company entered into a new catastrophic reinsurance agreement in September 2004 to provide catastrophic reinsurance coverage for the remainder of the July 1, 2004 to June 30, 2005 catastrophic reinsurance policy period. This second catastrophic reinsurance policy also had one automatic reinstatement following its first event (representing the Company’s third event for that period). Both the Company and the reinsurer are obligated to participate in an automatic reinstatement.

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

Management believes that all amounts due from reinsurers as of December 31, 2006 and 2005 are recoverable. This determination is based on the financial strength of the Company’s reinsurers, mitigating credit risk, and the Company’s past experience with reinsurers’ audits which historically have not produced significant adjustments to reinsurance recoverables. As of December 31, 2006, the Company had no significant disputes with its reinsurers.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table represents the effect of such reinsurance transactions on premiums and loss and LAE:

	Direct	Assumed	Ceded	Net
	(Dollars in thousands)

2006
Premiums written	$114,544	$10	$36,903	$77,651
Premiums earned	116,908	27	36,700	80,235
Losses and LAE incurred	51,783	(340)	16,068	35,375
Losses and LAE reserves	88,030	1,725	33,321	56,434
Unearned premium reserves	42,315	5	11,881	30,439
2005
Premiums written	$111,483	$613	$24,963	$87,133
Premiums earned	108,358	1,288	24,910	84,736
Losses and LAE incurred	101,485	(735)	56,747	44,003
Losses and LAE reserves	115,059	2,719	60,034	57,744
Unearned premium reserves	44,679	22	7,424	37,277
2004
Premiums written	$94,548	$1,913	$15,968	$80,493
Premiums earned	91,094	1,648	15,785	76,957
Losses and LAE incurred	72,518	(666)	30,349	41,503
Losses and LAE reserves	92,103	4,458	36,544	60,017
Unearned premium reserves	41,553	698	5,551	36,700

Amounts due from reinsurers, including those related to losses and LAE and prepaid reinsurance premiums, for which the Company is contingently liable, consist of the following as of December 31:

	2006	2005
	(Dollars in thousands)

Paid losses and LAE	$4,168	$11,470
Unpaid losses and LAE	33,321	60,034
Citizens’ assessment	—	5,955
Prepaid reinsurance premiums	11,881	7,424

Amounts due from reinsurers	$49,370	$84,883

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company had reinsurance recoverables from the following reinsurers as of December 31.

	2006	2005
	(Dollars in thousands)

Swiss Reinsurance American Corporation	$17,119	$16,779
MCCA	7,589	11,196
Platinum Reinsurance Company	4,702	2,672
Folksamerica Reinsurance Company	3,494	4,353
General Reinsurance Corporation	3,123	3,533
Florida Hurricane Catastrophe Fund	2,586	7,210
QBE Reinsurance Corporation	1,777	5,458
Rosemont Reinsurance Ltd.	1,167	2,221
Hannover Re Ltd.	762	2,579
Axis Specialty Insurance Company	356	2,189
Lloyds Syndicate 2001 AML	354	3,396
Everest Reinsurance Company	325	2,100
XL Reinsurance American, Inc.	65	2,533
Other	5,951	18,664

Total reinsurance recoverables	$49,370	$84,883

9.	Federal Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. The provision for income taxes consists of the following:

	2006	2005	2004
	(Dollars in thousands)

Current tax expense	$2,077	$1,663	$2,540
Deferred tax expense (benefit) relating to NOL carryforwards	358	401	176
Other deferred tax balances	(85)	(36)	824
Change in valuation allowance	—	—	(24)

Total provision for income tax	$2,350	$2,028	$3,516

The effective tax rate of 33.4%, 34.5% and 29.2% for the years ended December 31, 2006, 2005 and 2004, respectively, is different than the amount computed at the statutory federal rate of 34.0%. The reasons for such differences and the related tax effects are as follows:

	2006	2005	2004
	(Dollars in thousands)

Tax provision at statutory rate 34.0%	$2,389	$1,999	$4,095
Tax effect of
Dividend received deduction	(36)	(30)	(61)
Adjustment of acquired NOLs	—	262	(249)
Provision to return variance	7	(284)	(300)
Other, net	(10)	81	31

Total provision for income tax	$2,350	$2,028	$3,516

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The extraordinary item of $2,905,000 reported in income for the year ended December 31, 2004, was attributable to the recognition of negative goodwill, which was not taxable for federal income tax purposes.

The components of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)

Deferred federal income tax assets
Losses and loss adjustment expenses	$2,214	$2,445
Unearned premiums	2,483	2,659
Net operating loss carryforwards	2,271	2,629
Premiums receivable	323	85
Lease obligation	120	165
Intangible asset	306	340
Net unrealized losses on investments	—	340
Citizens’ assessment	—	186
Other	544	389

Total deferred tax assets	8,261	9,238

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,008	3,257
Net unrealized gains on investments	169	—
Other	23	138

Total deferred tax liabilities	3,200	3,395

Net deferred federal income tax assets	$5,061	$5,843

At December 31, 2006, the Company had net operating loss (NOL) carryforwards of $6,681,000 available to offset future taxable income. These NOL carryforwards are limited by federal tax regulations to offset taxable income by $960,000 annually in years 2007 through 2010, $909,000 in years 2011 through 2013 and $20,000 in years 2014 through 2020.

The following table presents the origination and expiration year of the unrealized NOL carryforwards as of December 31, 2006:

	Year	Year of
NOL Carryforwards	Originated	Expiration
(Dollars in thousands)

$ 214	1997	2011
1,382	1999	2018
1,392	2000	2019
3,693	2001	2020

$6,681

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN No. 48 requires that the Company evaluate its tax positions within the scope of SFAS 109 in each tax jurisdiction for all open tax years and determine whether its tax positions

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

are more-likely-than-not of being sustained based solely on technical merits. FIN No. 48 then requires that the Company measure the tax benefit or liability to be recognized and record an adjustment to income and retained earnings according to the Interpretation. The Company adopted FIN 48 on January 1, 2007 and has determined that it will not have a material effect on financial condition or results of operation.

10.	Shareholders’ Equity

Common Stock

In August 2006, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s outstanding common stock. Under this program, repurchases may be made from time to time on the open market at prevailing market prices or through privately negotiated transactions in accordance with the Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program has a twenty-four month time limit, and the timing and actual number of shares to be repurchased will depend on a variety of factors, including corporate and regulatory requirements, price, and other market conditions. During the year ended December 31, 2006, the purchased no shares under this program.

On June 22, 2006, the Company granted a restricted stock award to non-employee directors amounting to 6,000 shares and $48,000.

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

An 8.49-for-one common stock split was completed prior to the initial public offering in 2005. All common share data disclosures reflect the stock split. Also in conjunction with the initial public offering, the Company filed amended and restated articles of incorporation which increased the authorized common shares from 10,000,000 to 50,000,000.

On September 28, 2005, the Company granted a restricted stock award to an executive amounting to 2,500 shares and having a fair value of $30,000.

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

Preferred Stock

On September 23, 2005, in conjunction with the initial public offering, the Company filed its second amended and restated articles of incorporation, which retired its authorized but unissued redeemable cumulative convertible preferred stock and authorized 5,000,000 of a new class of preferred stock with no par value. The newly authorized preferred stock currently does not have any defined preferences or rights. There were no preferred shares issued or outstanding at December 31, 2006 or 2005.

On June 30, 2004, the Company repurchased 100% of the outstanding cumulative convertible preferred shares for $2,888,000, rescinded all rights of the preferred shares, including any conversion provisions, and cancelled warrants issued in connection with the preferred shares. The price and terms for the repurchase of the preferred shares (and common shares held by the preferred shareholder) were negotiated with the shareholder as the redemption provisions of the shares were not exercisable until June 12, 2005.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Prior to the repurchase, the redeemable, cumulative, convertible preferred shares had the following rights:

Redemption Rights — The Company had the option to redeem all (but not less than all) of the preferred shares within a two-year period between June 12, 2005 and 2007. To redeem the stock, the Company would pay an amount that would generate a total annual return of 22% from June 12, 2002 to the day of redemption, not including the return from dividends if paid in cash when due. To the extent dividends were not paid in cash, a total annual return of 30% (including dividends paid in cash) was required.

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

Warrants — In conjunction with the issuance of the preferred shares, the preferred shareholders also received warrants to purchase common shares. The warrants gave the holders the right to buy sufficient shares of common stock to hold a four percent ownership interest in the Company. The exercise price was $0.001 per common share and the warrant could be exercised, only in whole, at any time from the date issued until a Change in Control, as defined, had occurred.

11.	Stock — Based Compensation

Stock Options

On November 27, 2006 and September 28, 2005, certain employees were granted options to purchase up to 95,000 and 402,500 shares, respectively, of the Company’s common stock for $10.50 and $12.00 per share, respectively, subject to vesting as described below. The options become exercisable in equal 20% installments on each anniversary of the grant date, commencing with the first anniversary thereof. The options expire on the tenth anniversary of the grant date or 90 days following termination of employment, whichever occurs first.

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model and employing the following assumptions on options granted in 2006 and 2005:

	November 27,	September 28,
	2006	2005

Fair value of the underlying common stock	$10.50/share	$12.00/share
Weighted average life of options	6.5 years	6.5 years
Risk-free interest rate	4.46%	4.13%
Dividend yield	0.00%	0.00%
Weighted average volatility assumption	28.20%	30.20%

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant date fair value of options granted in 2006 and 2005 was $4.08 and $4.76, respectively.

The following is a summary of the Company’s stock option activity for the years ended December 31:

	2006
			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual Term

Outstanding-beginning of year	402,500	$12.00
Granted	95,000	$10.50
Forfeited	25,000	$12.00

Outstanding-end of year	472,500	$11.70	8.98

Exercisable at end of year	75,500	$12.00	8.74

2005
Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual Term

Outstanding-beginning of year	—	$—
Granted	402,500	$12.00
Forfeited	—	$—

Outstanding-end of year	402,500	$12.00	9.75

Exercisable at end of year	—	$—	—

For the year ended December 31, 2006 and 2005, the Company recognized $327,000 and $81,000, respectively, of compensation expense and $111,000 and $28,000, respectively, of associated deferred tax benefit, related to the vesting of stock options. A total of $1,746,000 of compensation expense for unvested stock options will be recognized on a straight-line basis over the remainder of the five-year vesting period, which assumes an estimated annual forfeiture rate of 2.2%.

No stock options were awarded prior to September 28, 2005 and no options had expired or been exercised as of December 31, 2006 or 2005. As of December 31, 2006, 25,000 stock options had been forfeited. Upon the exercise of an option award, the Company would expect to issue new shares to satisfy its obligation to deliver such shares.

Restricted Stock

On June 22, 2006, the Company granted 6,000 restricted shares of the Company’s common stock (1,000 shares to each of the six non-employee directors) having a market value of $7.95 per share. The restricted shares vest on the second anniversary of the grant date, provided the director is still serving as a director of the Company on such date. In 2006, the Company recognized $12,000 of compensation expense related to the restricted stock. A total of $36,000 of compensation expense for the unvested restricted stock will be recognized on a straight-line basis for the remainder of the two-year vesting period. Non-vested restricted shares are forfeited upon termination of the director’s position.

On September 28, 2005, the Company awarded one employee 2,500 shares of restricted stock, having a market value of $12.00 per share. The vesting requirements relating to this restricted stock grant are the same as those applicable to the stock options granted on the same date. In 2006 and 2005, the Company recognized $6,000 and $2,000, respectively, of compensation expense related to the restricted stock. A total of $22,000 of compensation expense for unvested restricted stock will be recognized on a straight-line basis over the remainder of the five-year vesting period.

No restricted stock was awarded prior to September 28, 2005.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

12.	Debt

Senior Credit Facility

On June 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank, as agent (“Comerica”), JP Morgan Chase Bank, and Fifth Third Bank, which replaced a previous Amended Credit Agreement between the parties dated January 26, 2004, the term of which was set to expire on July 1, 2006. The Credit Agreement provides for a revolving credit line in the aggregate amount of $25,000,000. At December 31, 2006, there was no outstanding balance on the line.

Borrowings under the revolving credit facility bear interest at a floating rate equal to either (1) a Eurodollar rate equal to a stated margin of 1.25% plus the interest rate certain of Comerica’s lending offices offer on deposits to prime banks in the Eurodollar market or (2) a rate based upon Comerica’s prime rate of interest less 1.00% (at December 31, 2006 this rate would have been 7.25%). Interest on Eurodollar-based rate advances is payable on the last day of the interest period applicable thereto. Interest on prime-based rate advances is payable quarterly in arrears. The full amount borrowed under the Credit Agreement will mature on June 30, 2009.

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

The Credit Agreement contains negative covenants restricting the Company’s ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of its assets, acquire the stock or assets of another entity or declare or pay any dividends, guaranty the obligations of a third party, incur indebtedness, and make certain investments. As of December 31, 2006, the Company was in compliance with all of its covenants. As of December 31, 2005, the Company was in compliance with all of the covenants under the senior credit facility except for maintaining an A.M. Best rating of no less than “B+” for each of the insurance company subsidiaries. As of December 31, 2005, the two recently-formed insurance companies, Home Pointe Insurance and Midfield, were not yet rated by A.M. Best. The Company received a waiver of the breach of this covenant from the senior lenders effective December 31, 2005.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Trust Preferred Securities

On February 22, 2006, the Company issued $20,000,000 of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly-formed, unconsolidated wholly-owned subsidiary, NP Capital Trust I (“NP Trust”).

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

The proceeds of the Trust Preferreds received by NP Trust, along with proceeds of $620,000 paid by the Company to NP Trust from the issuance of common securities by NP Trust to the Company, were used to purchase $20,620,000 of the Company’s junior subordinated debt securities under terms which mirror those of the Trust Preferreds. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46 (R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN No. 46 (R)), the Company has not consolidated NP Trust. The Company is a sponsor of the Trust Preferreds and as defined in FIN No. 46(R) and should not consolidate conventional trust preferred securities even if the sponsor’s debt obligation, held by the trust as an asset, is callable by the sponsor.

This securities issuance is part of the Company’s long-term strategy to expand its operations through organic growth and acquisition in an opportunistic fashion and continue to strengthen the financial position of its underlying insurance company subsidiaries. The Company primarily invested the $19,310,000 of proceeds, which is net of $690,000 of issuance costs, in high-grade debt securities which will remain available to fund future contributions to its subsidiaries, acquisition activities as they may arise, and other capital uses. In June 2006 and September 2006, the Company contributed $3.0 million and $2.0 million of the funds, respectively, to North Pointe Casualty to meet the minimum statutory capital and surplus of $15.0 million required by many states for surplus lines carriers. In December 2006, the Company contributed $4.0 million to Home Pointe Insurance to meet statutory capital and surplus levels required by A.M. Best for its initial rating.

The Company obtained consents and waivers from its senior lenders acknowledging that the purchase of its equity interest in and issuance of subordinated debt securities to NP Trust and the guaranty of the NP Trust’s preferred securities would not constitute an event of default under the senior credit facility.

Mortgage Debt Obligation

On August 18, 2005, the Company assumed the mortgage on the office building in Southfield, Michigan after acquiring Northwest Zodiac. The mortgage loan terms include monthly principal and interest payments of $22,000 and a balloon payment of $1,899,000 due in June 2011. As of December 31, 2006, the mortgage debt obligation had an outstanding balance of $2,511,000.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Maturities of outstanding debt at December 31, 2006 are as follows:

Year	Amount
(Dollars in
thousands)

2007	$122
2008	130
2009	138
2010	146
2011 and thereafter	22,595

Total debt	$23,131

13.	Commitments and Contingent Liabilities

The Company occupies office space in Illinois and Florida under noncancelable operating leases with independent landlords. At December 31, 2006, future minimum lease payments were as follows:

	Minimum	Minimum
	Lease	Sublease	Net Future
Year Ended	Commitments	Revenue	Commitments
	(Dollars in thousands)

2007	$925	$(244)	$681
2008	840	(251)	589
2009	692	(174)	518
2010	262	—	262
2011	101	—	101

	$2,820	$(669)	$2,151

Lease expense was $667,000, $663,000, and $1,226,000 in 2006, 2005, and 2004, respectively. Sublease rental income was $221,000, $224,000 and $197,000 in 2006, 2005, and 2004, respectively.

In addition to the lease commitments, the Company has committed to a junior subordinated debt agreement, a senior credit facility, unpaid loss and loss adjustment expenses, and investments in a limited partnership. The junior subordinated debt agreement requires one $20,620,000 principal payment in 2036 and $448,000 quarterly interest payments. The senior credit facility provides for a revolving credit line in the aggregate amount of $25,000,000 maturing on June 30, 2009. There was no balance on the revolving credit line as of December 31, 2006, however, the Company is obligated to pay a facility fee on any used portion of the revolving credit line which are due during the term of the revolving credit line. At December 31, 2006 the credit facility fee on the revolving credit line was 0.375%. The gross unpaid loss and loss adjustment expense of $89,755,000 were estimated to be paid over a five-year period based on historical payment patterns. However, future payments may be different than historical payment patterns. The Company contributed $536,000 and $500,000 to a limited partnership in 2006 and 2005, respectively and is committed to make additional investments up to $1,964,000 any time through June 2010.

The Company is also subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), and the Florida Insurance Guaranty Association (“FIGA”) which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments on insurance companies that write business in Florida to cover deficits, particularly in the event of significant hurricane losses. (See Note 14)

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

The Company’s insurance subsidiaries are subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments to insurance companies that write business in Florida to cover deficits particularly in the event of significant hurricane losses. Citizens’ aggregate loss may be modified because of the difficulty of estimating ultimate hurricane losses. In addition, the Florida legislature may provide that existing or future Citizens’ deficits be recovered through means other than assessments to insurers. Citizens made no assessments prior to 2005.

FIGA services Florida policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within the insolvent companies, FIGA can assess other property and casualty insurance companies writing in Florida. In 2006, the Company received two assessments (a regular and an emergency) from FIGA, each for $1,383,000. Each assessment equaled two percent of the Company’s $69.1 million direct premiums written in the State of Florida in 2005. The regular assessment was received in the second quarter of 2006 and was paid in July 2006. The emergency assessment was received in the fourth quarter of 2006 and was paid in January 2007. FIGA has publicly proposed increasing the cap on any one year’s regular assessment from two percent to four percent. The 2006 assessments resulted from the liquidation of the POE Financial Insurance Group including Southern Family Insurance Company, Atlantic Preferred Insurance Company and Florida Preferred Property Insurance Company. In the event that carriers become insolvent in any state, including Florida, the Company could be subject to assessments from such states’ guaranty organizations.

In August 2005, the Company was assessed $2,100,000 by Citizens in order to fund a reported $515,000,000 deficit related to the 2004 hurricanes at that time. After reinsurance, the Company expensed its retention of $131,000 plus $78,000 of reinstatement charges, in 2005. In anticipation of an assessment from Citizens, the Company accrued a liability of $6,393,000 and a $5,955,000 reinsurance recoverable as of December 31, 2005. The Company expensed its retention of $438,000 plus $170,000 of reinstatement charges in 2005. At December 31, 2005, the Company accrued for the Citizens’ assessment based on an estimated deficit of $1,700,000,000. In June 2006, the Florida Legislature appropriated $715,000,000 to help offset Citizens’ deficits. During the fourth quarter of 2006, the Company received and paid the actual assessment of $744,000 from Citizens’ that was calculated based on a $163,000,000 deficit. The change in Citizens’ deficit resulted in the Company recognizing income of $417,000 in 2006.

The Company incurred expenses related to guaranty fund assessments of $2,299,000 (including $417,000 of income attributable to the Citizens’ assessment and $2,765,000 attributable to the FIGA assessment), $953,000 (including $816,000 of expenses attributable to the Citizens’ assessment) and $387,000 in 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, the Company recorded a liability for guaranty fund assessments of $1,383,000 (attributable to FIGA) and $6,478,000 (including a $6,393,000 liability attributable to the Citizens’ assessment), respectively. The Company paid the remaining obligation attributable to the FIGA assessment of $1,383,000 in January 2007.

Florida regulation allows insurance companies to recoup assessments through surcharges to policyholders after an assessment has been imposed and paid. To the extent reinsurers cover the assessment, they are reimbursed from surcharges collected by the Company.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Related Party Transactions

An independent claims adjusting company, wholly-owned by a director of North Pointe Insurance and North Pointe Financial, who is also the father of the Vice President of Claims, provides claims services to the Company. Total fees for these services, which are included in the loss adjustment expenses, were $130,000, $150,000, and $60,000 in 2006, 2005 and 2004, respectively.

In September 2004, the Company sold the renewal rights of approximately 100 liquor liability policies to an insurance company for which the Company has a management services agreement providing all of the accounting, premium collections and claims adjusting and processing. The Company recorded revenues from management services provided to that insurance company of $65,000, $62,500, and $60,000 in 2006, 2005, and 2004, respectively. The Chief Executive Officer and Chief Operating Officer of the Company hold minority ownership interests in that insurance company. The sales price for the renewal rights was $285,000 which the Company recorded as a gain on sale of business in 2004. The Company and the buyer also entered into a mutual non-compete agreement.

A director of the Company’s board and minority shareholder of the Company was paid $5,000 per month for monitoring and evaluating the investments of and providing investment advisory services to the Company. The Company expensed $10,000, and $60,000 in 2005 and 2004, respectively, for this service which was terminated in February 2005. Beginning in October 2005, this individual was paid $5,000 per month, to assist the Company’s management in reviewing, evaluating and structuring possible future acquisitions. The Company expensed $60,000 and $15,000 in 2006 and 2005 for this service, respectively. This agreement was terminated in December 2006.

The Chief Executive Officer and the Chief Operating Officer were paid $33,000 and $5,000 per quarter, respectively, for their guarantees on the senior debt. The Company expensed $113,000 and $151,000 in 2005 and 2004, respectively, as compensation for the guarantees. In September 2005, the guarantees were terminated in conjunction with amended senior debt agreements eliminating the requirement for such guarantees.

The Chief Executive Officer owned a minority interest in Northwestern Zodiac, a partnership that owned the Southfield, Michigan office building, occupied by the Company. Lease expense of $486,000 and $729,000 in 2005 and 2004, respectively, was attributable to this building. A company wholly-owned by the Chief Operating Officer managed the building. Total fees for these services were $27,000 and $35,000 in 2005 and 2004, respectively. In August 2005, the lease and management agreements were terminated when the Company acquired Northwestern Zodiac (see Note 1).

Prior to the buy back of the redeemable cumulative convertible preferred stock, the sole preferred shareholder was engaged by the Company under a consulting services agreement to provide various corporate management and financial consulting services. The preferred shareholder was paid $6,000 per month for such services. The Company expensed $38,000 for these services in 2004. The agreement was terminated in conjunction with the buy-back of the preferred stock in June 2004.

One of the directors of the Company is a shareholder, vice president and director of a law firm that provides legal services to the Company. The Company incurred legal expenses of $0, $9,000 and $5,000 in 2006, 2005 and 2004, respectively, for such services.

The son of a director of North Pointe Insurance and North Pointe Financial, who is also the brother of the Vice President of Claims, provides consulting services on a project basis, including the management of the internal controls process, complex high value claims work and other projects as they arise. The consulting services agreement provides for a monthly retainer of $20,000. The Company incurred consulting expenses of $240,000, $240,000 and $60,000 in 2006, 2005, and 2004, respectively, for such services.

On March 31, 2004, the Company sold 376 shares of common stock for $15,000 to the Vice President of Claims. Management has determined that the stock was sold at fair value resulting in no charge to employee compensation expense.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16.  401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a contributory 401(k) profit-sharing plan. All employees of the Company and its subsidiaries who have completed six months of service and attained the age of 19 are eligible for participation in the plan. Company contributions, other than matching employee contributions up to 4 percent of compensation, are discretionary. Company contributions, including matching contributions, are fully vested after three years. In 2006, 2005 and 2004, the Company expensed $398,000, $500,000 and $396,000, respectively, relating to contributions to this plan.

17.	Earnings Per Share

Set forth below is the reconciliation between net income and income used to compute earnings per share, and the reconciliation between the number of weighted average shares outstanding for computing basic versus diluted earnings per share for the period ended December 31:

	2006	2005	2004
	(Dollars in thousands, except share data)

Net income	$4,676	$3,850	$11,433
Purchase price of redeemable preferred stock in excess of face value	—	—	(888)
Preferred dividends	—	—	(80)

Income used for basic EPS	$4,676	$3,850	$10,465

Weighted average shares outstanding used for basic EPS	9,114,452	6,014,050	5,052,171
Effect of dilutive securities
Redeemable cumulative preferred stock	—	—	673,674
Warrants	—	—	134,735
Restricted stock	2,064	168	—

Weighted average shares outstanding used for diluted EPS	9,116,516	6,014,218	5,860,580

Basic earnings per share	$0.51	$0.64	$2.07
Diluted earnings per share	$0.51	$0.64	$1.95

As of December 31, 2006 and 2005, there were outstanding employee stock option awards which could eventually be exercised for up to 472,500 and 402,500 shares of common stock, respectively. These potential additional shares outstanding were not included in the diluted earnings per share because they would be anti-dilutive.

Historical earnings per share amounts reflect an 8.49-for-one common stock split which occurred in September 2005.

18.	Statutory Capital and Surplus and Restrictions Thereon

As of December 31, 2006 and 2005, $236,842,000 and $261,894,000, respectively, of the consolidated assets of the Company represent assets of the Company’s insurance operations that are subject to regulation and may not be transferred in the form of dividends, loans or advances. Dividends paid by the Company’s insurance subsidiaries are subject to limitations imposed by the domiciliary states’ insurance codes (the “Codes”). In general, under the Codes, an insurance company may pay dividends only from statutory earnings and capital and surplus. In addition, prior approval is generally required if the fair value of a dividend or distribution together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as of December 31 of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year.

North Pointe Insurance may pay dividends of approximately $4,984,000 in 2007 without prior approval. However, the OFIS has the authority to prohibit payment of any dividend. North Pointe Casualty and Home Pointe Insurance may pay dividends of $946,000 and $687,000, respectively, in 2007. North Pointe Insurance declared a $500,000 stock dividend in 2006 and paid a $3,250,000 ordinary dividend in 2005.

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

At December 31, 2006 the Company’s insurance subsidiaries had risk-based capital levels in excess of an amount that would require any regulatory intervention.

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by their respective states of domicile. North Pointe Insurance files under OFIS rules and regulations, North Pointe Casualty and Home Pointe Insurance file under FLDFS rules and regulations and Midfield files under DCDOI rules and regulations. The principle differences between financial statements prepared on the basis of GAAP and for statutory financial statements are: policy acquisition costs are not deferred; bonds are generally carried at amortized cost; deferred tax assets are subject to limitations; and certain assets are non-admitted and charged directly to surplus.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Statutory surplus at December 31, 2006, 2005 and 2004 and statutory net income of the Company’s insurance subsidiaries for the years then ended are as follows:

	2006	2005	2004
	(Dollars in thousands)

Statutory capital and surplus
North Pointe Insurance	$49,841	$43,861	$32,882
North Pointe Casualty	20,734	12,714	15,018
Home Pointe Insurance	12,235	7,333	—
Midfield Insurance	8,199	5,828	—
Statutory net income (loss)
North Pointe Insurance	$2,927	$7,053	$2,826
North Pointe Casualty	939	(6,425)	(500)
Home Pointe Insurance	687	(225)	—
Midfield Insurance	2,293	617	—

In 2006, the Company contributed $5,000,000 and $4,000,000 to North Pointe Casualty and Home Pointe Insurance, respectively, substantially derived from the net proceeds of the issuance of the trust preferred securities. The primary purpose of the contributions was to improve financial ratings.

In 2005, the Company contributed $10,000,000, $5,600,000, $7,500,000 and $5,000,000 to North Pointe Insurance, North Pointe Casualty, Home Pointe Insurance and Midfield, respectively, substantially derived from the net proceeds of the initial public offering. The primary purpose of the contributions was to support the anticipated future growth in premiums written and to improve financial ratings.

North Pointe Casualty recorded an unpaid contribution from its parent as a receivable in its statutory financial statements amounting to $600,000 and $1,550,000 as of December 31, 2005 and 2004, respectively. These contributions were made to increase North Pointe Casualty’s statutory capital and surplus for regulatory purposes. The FLDFS permitted these receivables from its parent to be recorded as assets on its statutory balance sheet as of December 31, 2005 and 2004. This accounting differs from the accounting practice promulgated by NAIC Statutory Accounting Practices (“SAP”). Under NAIC SAP, the receivables would not have been recognized as assets and North Pointe Casualty’s statutory capital and surplus would have been lower by $600,000 and $1,550,000 as of December 31, 2005 and 2004, respectively. There were no unpaid contributions from its parent as of December 31, 2006.

19.	Segment Information

The Company evaluates its operations through three operating segments: commercial lines insurance, personal lines insurance and administrative services. The Company offered property and casualty insurance products in 47, 34, and 20 states in 2006, 2005, and 2004, respectively. Gross premiums written in Florida and Michigan accounted for 58.5% and 15.8%, respectively, of total gross premiums written in 2006, 67.2% and 17.4%, respectively, of total gross premiums written in 2005, and 41.7% and 38.6%, respectively, of total gross premiums written in 2004.

The commercial lines segment covers the hospitality (including liquor liability) and bowling industries, other small commercial accounts (including business owners policies), commercial automobiles and certain other, minor programs.

The personal lines segment provides insurance for standard and non-standard homeowners insurance in Florida and non-standard homeowners in Illinois, Indiana and Iowa. The Company ceased writing non- standard private passenger automobile coverage in October 2004, which coverage was only offered in Michigan.

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

The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment and therefore disclosure is impracticable.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following are the revenues and income (loss) before federal income tax expense and extraordinary item for the years ended December 31, 2006, 2005 and 2004 by operating segment.

	2006	2005	2004
	(Dollars in thousands)

Total revenues
Commercial lines products
Liability	$27,384	$23,720	$21,551
Property	7,320	6,299	7,128
Commercial multi-peril	15,932	22,230	18,968
Commercial automobile	5,823	6,156	5,412
Other	2,997	2,661	2,276

Total commercial lines	59,456	61,066	55,335

Personal lines products
Personal automobile	—	1,459	15,110
Homeowners	20,779	22,211	6,512

Total personal lines	20,779	23,670	21,622

Administrative services
Affiliated companies	33,333	33,394	25,598
Nonaffiliated companies	1,883	1,903	2,222

Total administrative services	35,216	35,297	27,820

Corporate and eliminations Investment activity	6,303	3,835	3,263
Sales of businesses	—	—	4,285
Eliminations	(33,333)	(33,394)	(25,598)

Total revenues	$88,421	$90,474	$86,727

Income (loss) before federal income tax expense and extraordinary item
Commercial lines products
Liability	$10,700	$3,033	$2,652
Property	(2,237)	(2,086)	(536)
Commercial multi-peril	(4,540)	(1,299)	153
Commercial automobile	(828)	(637)	1,109
Other	38	343	(1,270)

Total commercial lines	3,133	(646)	2,108

Personal lines products
Personal automobile	(2,447)	400	(1,932)
Homeowners	(1,120)	(2,424)	270

Total personal lines	(3,567)	(2,024)	(1,662)

Administrative services	4,534	7,040	5,920
Corporate
Investment activity	6,303	3,835	3,263
Gains on sales of businesses	—	—	4,285
Other expense, net	(3,377)	(2,327)	(1,870)

Total income before federal income taxes and extraordinary item	$7,026	$5,878	$12,044

15(a)(2) Financial statement schedules required by Item 15(d).

North Pointe Holdings Corporation

Schedule I
Summary of Investments — Other than Investments in Related Parties

	December 31, 2006
			Amount at
			Which Shown
			in the Balance
	Cost	Fair Value	Sheet
	(Dollars in thousands)

Fixed Maturities:
Bonds:
U.S. government and agency securities	$30,684	$30,526	$30,526
Foreign government securities	308	300	300
Corporate bonds	30,087	29,421	29,421
Municipal securities	7,003	7,035	7,035
Mortgage-backed securities	33,058	32,360	32,360
Asset-backed securities	7,771	7,692	7,692

Total fixed maturities	108,911	107,334	107,334

Equity Securities:
Common stocks
Public utilities	317	412	412
Banks, trust and insurance companies	1,665	1,928	1,928
Industrial, miscellaneous and all other	7,320	9,036	9,036

Total equity securities	9,302	11,376	11,376

Other Investments	1,088	1,088	1,088

Total investments	$119,301	$119,798	$119,798

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Investment in subsidiaries*	$101,579	$74,803
Federal income taxes — current	401	2,758
Federal income taxes — deferred	289	57
Due from affiliates*	—	6,891
Cash	10,606	184
Other assets	1,401	—

Total assets	$114,276	$84,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$235	$66
Due to affiliates*	5,186	—
Debt	20,620	2,400

Total liabilities	26,041	2,466

Shareholders’ equity:
Common stock	50,578	50,233
Retained earnings	37,329	32,653
Accumulated other comprehensive income	328	(659)

Total shareholders’ equity	88,235	82,227

Total liabilities and shareholders’ equity	$114,276	$84,693

*	Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.

See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Income

	Years Ended
	2006	2005	2004
	(Dollars in thousands)

Revenues
Dividends from subsidiaries*	$100	$6,000	$5,000
Other Income	615	—	—

	715	6,000	5,000

Expenses
Interest expense	1,559	899	763
Other operating costs and expenses	1,938	1,485	508

	3,497	2,384	1,271

(Loss) income before income tax benefit and equity in earnings of consolidated subsidiaries	(2,782)	3,616	3,729
Income tax benefit	(977)	(814)	(308)

(Loss) income before equity in undistributed earnings of subsidiaries	(1,805)	4,430	4,037
Equity in undistributed net income (loss) of consolidated subsidiaries*	6,481	(580)	4,491
Extraordinary item	—	—	2,905

Net income	$4,676	$3,850	$11,433

*	Eliminated in consolidation.

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

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Shareholders’ Equity
and Comprehensive Income

	Years Ended
	2006	2005	2004
	(Dollars in thousands)

Shareholders’ equity as of January 1,	$82,227	$34,692	$26,093
Issuance of stock	48	44,270	95
Change in stock-based employee compensation	297	83	—
Purchase and retirement of common stock	—	—	(1,600)
Purchase and retirement of preferred stock	—	—	(888)
Preferred stock dividends	—	—	(80)
Comprehensive income:
Net income	4,676	3,850	11,433
Unrealized gain (loss) on investments	987	(668)	(361)

Total comprehensive income	5,663	3,182	11,072

Shareholders’ equity as of December 31,	$88,235	$82,227	$34,692

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.

See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Cash Flows

	For the Years Ended
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,676	$3,850	$11,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary item	—	—	(2,905)
Equity in undistributed (income) loss of consolidated subsidiaries	(6,479)	580	(4,491)
Unearned stock compensation	345	82	—
Changes in:
Other assets	(90)	766	(764)
Intercompany receivable or payable	1,520	(9,815)	2,936
Accounts payable and accrued expenses	167	(88)	127
Income taxes	2,374	(1,826)	(171)

Net cash provided by (used in) operating activities	2,513	(6,451)	6,165

CASH FLOWS USED IN INVESTING ACTIVITIES:
Contributions to subsidiaries	(9,000)	(20,000)	(10,898)
Capital Contribution to NP Capital Trust I	(620)	—	—

Net cash used in investing activities	(9,620)	(20,000)	(10,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	44,270	95
Purchase and retirement of common stock	—	—	(1,600)
Purchase and retirement of preferred stock	—	—	(2,888)
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	21,874	38,014	22,059
Repayment of bank debt	(4,345)	(55,676)	(12,845)
Preferred dividends paid	—	—	(80)

Net cash provided by financing activities	17,529	26,608	4,741

Change in cash	10,422	157	8
Cash, beginning of year	184	27	19

Cash, end of year	$10,606	$184	$27

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

Investments in subsidiaries includes $98.0 million and $84.5 million of investments in the Registrant’s insurance company subsidiaries as of December 31, 2006 and 2005, respectively. The insurance companies’ net assets are subject to regulation and are substantially restricted as to what can be transferred to the Registrant in the form of dividends, loans or advances.

Refer to the North Pointe Holdings Corporation and Subsidiaries December 31, 2006 audited consolidated financial statements and notes thereto for detailed information on long-term obligations and stock rights.

North Pointe Holdings Corporation and Subsidiaries

Schedule III
Supplementary Insurance Information
For the Year Ended December 31, 2006

(A)	(B)	(C)	(D)	(E)	(F)
		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue
(Dollars in thousands)

Personal lines	$426	$13,982	$6,483	$—	$59,456
Commercial lines	8,422	75,773	35,837	—	20,779
Administrative operations	—	—	—	—	—

Total	$8,848	$89,755	$42,320	$—	$80,235

(A)	(G)	(H)	(I)	(J)	(K)
			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written
	(Dollars in thousands)

Personal lines	$—	$11,623	$8,236	$4,487	$21,511
Commercial lines	—	23,752	17,593	14,978	56,140
Administrative operations	—	—	19,597	10,864	—
Corporate	6,534	—		1,866	—
Eliminations	—	—	(23,416)	(9,895)	—

Total	$6,534	$35,375	$22,010	$22,300	$77,651

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

North Pointe Holdings Corporation and Subsidiaries

Schedule III
Supplementary Insurance Information
For the Year Ended December 31, 2004

(A)	(B)	(C)	(D)	(E)	(F)
		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue
(Dollars in thousands)

Personal lines	$1,426	$23,993	$6,027	—	$21,622
Commercial lines	8,367	72,568	36,224	—	55,335
Administrative operations	—	—	—	—	—

Total	$9,793	$96,561	$42,251	—	$76,957

(A)	(G)	(H)	(I)	(J)	(K)
			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written
	(Dollars in thousands)

Personal lines	$—	$13,347	$5,242	$4,694	$19,099
Commercial lines	—	28,156	13,394	11,676	61,394
Administrative operations	—	—	14,689	7,171
Corporate	2,377	—		1,149
Eliminations	—	—	(14,638)	(10,960)

Total	$2,377	$41,503	$18,687	$13,730	$80,493

North Pointe Holdings Corporation

Schedule IV — Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

Year ended December 31, 2006
Premiums earned:
Property and liability	$116,908	$36,700	$27	$80,235	0.03%
Accident and health	—	—	—	—	0.00%

Total premiums	$116,908	$36,700	$27	$80,235

Year ended December 31, 2005
Premiums earned:
Property and liability	$107,904	$24,651	$1,288	$84,541	1.52%
Accident and health	454	259	—	195	0.00%

Total premiums	$108,358	$24,910	$1,288	$84,736

Year ended December 31, 2004
Premiums earned:
Property and liability	$89,927	$15,255	$1,648	$76,320	2.16%
Accident and health	1,167	530	—	637	0.00%

Total premiums	$91,094	$15,785	$1,648	$76,957

North Pointe Holdings Corporation and North Pointe Companies

Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

	Losses and Loss Adjustment		Paid Losses
	Expenses Incurred Related		and Loss
	to		Adjustment
For the Years Ended December 31,	Current Year	Prior Years	Expenses
	(Dollars in thousands)

2006	$37,869	$(2,494)	$36,685

2005	$49,438	$(5,435)	$46,276

2004	$47,495	$(5,992)	$41,196

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

EXHIBIT INDEX

15(a)(3) Exhibits.

Exhibit
No		Description

3	.1*	Form of Second Amended and Restated Articles of Incorporation of North Pointe Holdings Corporation.
3	.2*	Form of Second Amended and Restated Bylaws of North Pointe Holdings Corporation.
10	.1+	Revised Equity Incentive Plan as of November 2007.
10	.2*+	Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated June 10, 2005.
10	.3*+	North Pointe Holdings Corporation Annual Incentive Compensation Plan.
10.4		Intentionally Omitted.
10	.5*+	Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated June 10, 2005.
10	.6*	Investment Advisory Agreement, dated July 6, 2004, between North Pointe Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.7*	Investment Advisory Agreement, dated September 13, 2004, between North Pointe Insurance Company and Munder Capital Management.
10	.8**	Second Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.
10	.9**	Amended and Restated Pledge Agreement, dated June 30, 2006, by and between North Pointe Holdings and Comerica Bank as agent.
10	.10**	Third Amended and Restated Stock Pledge Agreement, dated June 30, 2006, by and between North Pointe Financial Services, Inc. and Comerica Bank as agent.
10	.11**	Second Amended and Restated Security Agreement, dated as of June 30, 2006, by and among certain of North Pointe Holdings Corporation’s subsidiaries, and Comerica Bank as agent.
10	.12*	Line of Credit Loan Agreement, dated March 4, 2005, by and between N.P. Premium Finance Company and North Pointe Financial Services, Inc.
10	.13*	Line of Credit Note in the amount of $1,500,000, dated March 4, 2005, by N.P. Premium Finance Company in favor of North Pointe Financial Services, Inc.
10	.14*	Consulting Agreement, dated March 5, 2003, by and between North Pointe Insurance Company and LVM Company.
10	.15*	Consulting Agreement dated September 30, 2005, by and between North Pointe Holdings Corporation and Joon Moon.
10	.16*	Agreement between North Pointe Insurance Company and C.S.A.C. Agency dated May 30, 2000.
10	.17*	Agency Agreement, dated June 1, 2004, by and between North Pointe Insurance Company and Amelia Underwriters, Inc.
10	.18*	Agency Agreement, dated March 24, 2003, by and between North Pointe Insurance Company and Insurance Brokers of Indiana.
10	.19*	Reinsurance and Indemnity Agreement, effective July 1, 2003, by and between North Pointe Insurance Company and Universal Fire & Casualty.
10	.20*	Agreement, dated December 3, 2002, by and between North Pointe Insurance Company and the Associated Food Dealers of Michigan.
10	.21•	Amended and Restated Trust Agreement among North Pointe Holdings Corporation, as Depositor, LaSalle Bank National Association as Property Trustee, Christiana Bank and Trust Company as Delaware Trustee and the Administrative Trustee dated as of February 22, 2006.
10	.22•	Guarantee Agreement between North Pointe Holdings Corporation a Guarantor and LaSalle Bank National Association as Guarantee Trustee dated February 22, 2006.
10	.23•	Purchase Agreement among North Pointe Holdings Corporation, NP Capital Trust I and Merrill Lynch International dated as of February 22, 2006.

Exhibit
No		Description

10	.24•	Junior Subordinated Indenture between North Pointe Holdings Corporation and LaSalle Bank National Association as Trustee, Dated February 22, 2006.
10	.25•	Waiver and Consent Letter Dated February 21, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.26•	Waiver Letter Dated February 28, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.27*	Agreement, dated November 10, 2004, between the Florida Department of Financial Services, as Receiver for American Superior Insurance Company and North Pointe Casualty Insurance Company.
10	.28•	Assumption of Mortgage Agreement for the Purchase Agreement regarding 28819 Franklin Road, Southfield, Michigan, 48034, dated August 18, 2005.
10	.29•	Purchase Agreement, dated February 11, 2005, by and among North Pointe Financial Services, Inc., as Buyer, and S. James Clarkson and Petcoff Financial Services, L.L.C., as Sellers.
10	.30*	Investment Advisory Agreement, dated June 16, 2004, between North Pointe Casualty Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.31*	Investment Management Agreement, dated June 10, 2005, between JPMorgan Investment Advisors Inc. and Home Pointe Insurance Company.
10	.32+	Form of stock option award.
10	.33+	Form of restricted stock option award.
10	.34+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated January 1, 2007.
10	.35+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated January 1, 2007.
10.36		Amendment to the Consulting Agreement by and between North Pointe Insurance Company and LVM Company, dated April 6, 2006.
10.37		Managing General Agency Agreement by and between North Pointe Insurance Company and South Pointe Financial Services, Inc., dated July 1, 2006.
10.38		Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated September 1, 2006.
10.39		Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10.40		Addendum Number 1 to Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10.41		Reinsurance Agreement by and between North Pointe Casualty Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.42**	$10,000,000 Revolving Credit Note, dated as of June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.43**	$3,000,000 Swing Line Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.44**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of Fifth Third Bank, with Comerica Bank as agent.
10	.45**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of JP Morgan Chase Bank, N.A., with Comerica as agent.
21.1		Subsidiaries of North Pointe Holdings Corporation.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
No	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Previously filed with the Registration Statement on Form S-1 dated September 23, 2005.

•	Previously filed with the Form 10-K for the year ended December 31, 2005.

**	Previously filed with the Form 10-Q for the quarter ended June 30, 2006.

Previously filed with the Form 10-Q for the quarter ended September 30, 2005.

+	Compensatory plan or arrangement.

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

Signature	Title	Date

/s/ James G. Petcoff James G. Petcoff	Chief Executive Officer, President & Chairman of the Board	March 30, 2007

/s/ B. Matthew Petcoff B. Matthew Petcoff	Chief Operating Officer, Executive Vice President & Director	March 30, 2007

/s/ Brian J. Roney Brian J. Roney	Chief Financial Officer & Senior Vice President	March 30, 2007

/s/ Richard J. Lindberg Richard J. Lindberg	Director	March 30, 2007

/s/ Joon S. Moon Joon S. Moon	Director	March 30, 2007

/s/ Jorge J. Morales Jorge J. Morales	Director	March 30, 2007

/s/ R. Jamison Williams, Jr. R. Jamison Williams, Jr.	Director	March 30, 2007

EXHIBIT INDEX

Exhibit
No		Description

3	.1*	Form of Second Amended and Restated Articles of Incorporation of North Pointe Holdings Corporation.
3	.2*	Form of Second Amended and Restated Bylaws of North Pointe Holdings Corporation.
10	.1+	Revised Equity Incentive Plan as of November 2007.
10	.2*+	Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated June 10, 2005.
10	.3*+	North Pointe Holdings Corporation Annual Incentive Compensation Plan.
10.4		Intentionally Omitted.
10	.5*+	Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated June 10, 2005.
10	.6*	Investment Advisory Agreement, dated July 6, 2004, between North Pointe Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.7*	Investment Advisory Agreement, dated September 13, 2004, between North Pointe Insurance Company and Munder Capital Management.
10	.8**	Second Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.
10	.9**	Amended and Restated Pledge Agreement, dated June 30, 2006, by and between North Pointe Holdings and Comerica Bank as agent.
10	.10**	Third Amended and Restated Stock Pledge Agreement, dated June 30, 2006, by and between North Pointe Financial Services, Inc. and Comerica Bank as agent.
10	.11**	Second Amended and Restated Security Agreement, dated as of June 30, 2006, by and among certain of North Pointe Holdings Corporation’s subsidiaries, and Comerica Bank as agent.
10	.12*	Line of Credit Loan Agreement, dated March 4, 2005, by and between N.P. Premium Finance Company and North Pointe Financial Services, Inc.
10	.13*	Line of Credit Note in the amount of $1,500,000, dated March 4, 2005, by N.P. Premium Finance Company in favor of North Pointe Financial Services, Inc.
10	.14*	Consulting Agreement, dated March 5, 2003, by and between North Pointe Insurance Company and LVM Company.
10	.15*	Consulting Agreement dated September 30, 2005, by and between North Pointe Holdings Corporation and Joon Moon.
10	.16*	Agreement between North Pointe Insurance Company and C.S.A.C. Agency dated May 30, 2000.
10	.17*	Agency Agreement, dated June 1, 2004, by and between North Pointe Insurance Company and Amelia Underwriters, Inc.
10	.18*	Agency Agreement, dated March 24, 2003, by and between North Pointe Insurance Company and Insurance Brokers of Indiana.
10	.19*	Reinsurance and Indemnity Agreement, effective July 1, 2003, by and between North Pointe Insurance Company and Universal Fire & Casualty.
10	.20*	Agreement, dated December 3, 2002, by and between North Pointe Insurance Company and the Associated Food Dealers of Michigan.
10	.21•	Amended and Restated Trust Agreement among North Pointe Holdings Corporation, as Depositor, LaSalle Bank National Association as Property Trustee, Christiana Bank and Trust Company as Delaware Trustee and the Administrative Trustee dated as of February 22, 2006.
10	.22•	Guarantee Agreement between North Pointe Holdings Corporation a Guarantor and LaSalle Bank National Association as Guarantee Trustee dated February 22, 2006.
10	.23•	Purchase Agreement among North Pointe Holdings Corporation, NP Capital Trust I and Merrill Lynch International dated as of February 22, 2006.
10	.24•	Junior Subordinated Indenture between North Pointe Holdings Corporation and LaSalle Bank National Association as Trustee, Dated February 22, 2006.

Exhibit
No		Description

10	.25•	Waiver and Consent Letter Dated February 21, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.26•	Waiver Letter Dated February 28, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.27*	Agreement, dated November 10, 2004, between the Florida Department of Financial Services, as Receiver for American Superior Insurance Company and North Pointe Casualty Insurance Company.
10	.28•	Assumption of Mortgage Agreement for the Purchase Agreement regarding 28819 Franklin Road, Southfield, Michigan, 48034, dated August 18, 2005.
10	.29•	Purchase Agreement, dated February 11, 2005, by and among North Pointe Financial Services, Inc., as Buyer, and S. James Clarkson and Petcoff Financial Services, L.L.C., as Sellers.
10	.30*	Investment Advisory Agreement, dated June 16, 2004, between North Pointe Casualty Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.31*	Investment Management Agreement, dated June 10, 2005, between JPMorgan Investment Advisors Inc. and Home Pointe Insurance Company.
10	.32+	Form of stock option award.
10	.33+	Form of restricted stock option award.
10	.34+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated January 1, 2007.
10	.35+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated January 1, 2007.
10.36		Amendment to the Consulting Agreement by and between North Pointe Insurance Company and LVM Company, dated April 6, 2006.
10.37		Managing General Agency Agreement by and between North Pointe Insurance Company and South Pointe Financial Services, Inc., dated July 1, 2006.
10.38		Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated September 1, 2006.
10.39		Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10.40		Addendum Number 1 to Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10.41		Reinsurance Agreement by and between North Pointe Casualty Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.42**	$10,000,000 Revolving Credit Note, dated as of June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.43**	$3,000,000 Swing Line Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.44**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of Fifth Third Bank, with Comerica Bank as agent.
10	.45**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of JP Morgan Chase Bank, N.A., with Comerica as agent.
21.1		Subsidiaries of North Pointe Holdings Corporation.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
No	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Previously filed with the Registration Statement on Form S-1 dated September 23, 2005.

•	Previously filed with the Form 10-K for the year ended December 31, 2005.

**	Previously filed with the Form 10-Q for the quarter ended June 30, 2006.

Previously filed with the Form 10-Q for the quarter ended September 30, 2005.

+	Compensatory plan or arrangement.