Form 10-Q
period 2007-03-31
NORTH POINTE HOLDINGS CORP
filed 2007-05-14
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares of the Registrant’s common stock outstanding at April 30, 2007 was 9,122,687.

NORTH POINTE HOLDINGS CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
North Pointe Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2007 (Unaudited) and December 31, 2006
The accompanying notes are an integral part of these condensed consolidated financial statements.

	2007	2006
	(Dollars in thousands,
	except share data)
ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $106,474 and $108,911
in 2007 and 2006, respectively)	$105,460	$107,334
Common stocks, at fair value (cost of $9,635 and $9,302 in 2007 and 2006, respectively)	11,604	11,376
Other investment	1,360	1,088

Total investments	118,424	119,798
Cash and cash equivalents	60,456	46,039
Accrued investment income	1,103	1,236
Premiums and agent balances receivable, net	18,276	18,088
Reinsurance recoverables on:
Paid losses	3,178	4,168
Unpaid losses	27,337	33,321
Prepaid reinsurance premiums	8,497	11,881
Deferred policy acquisition costs	10,341	8,848
Deferred federal income taxes, net	5,148	5,061
Federal income tax recoverable	—	523
Fixed assets, net of accumulated depreciation	5,913	5,946
Prepaid expenses and other assets	2,665	2,668

Total assets	$261,338	$257,577

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$83,758	$89,755
Unearned premiums	55,845	42,320
Debt	23,156	23,131
Federal income tax payable	388	—
Amounts due to reinsurers	1,308	1,930
Accrued expenses and other liabilities	5,807	7,236
Premiums in advance	1,013	4,970

Total liabilities	171,275	169,342

Commitments and contingent liabilities

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 9,122,687
issued and outstanding in 2007 and 2006, respectively	50,761	50,578
Preferred stock, no par value; 5,000,000 shares authorized; and 0 shares issued and outstanding in 2007 and 2006, respectively	—	—
Retained earnings	38,671	37,329
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income tax expense of ($323) and ($169), respectively	631	328

Total shareholders’ equity	90,063	88,235

Total liabilities and shareholders’ equity	$261,338	$257,577

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$38,856	$45,564
Assumed premiums written	2	4

Gross premiums written	38,858	45,568
Premiums ceded	(2,198)	(8,412)

Net premiums written	36,660	37,156
Increase in net unearned premiums	(16,581)	(16,965)

Net premiums earned	20,079	20,191
Investment income, net of investment expenses	2,041	1,298
Net realized capital gains (losses)	247	(369)
Other income	398	453

Total revenues	22,765	21,573

Expenses
Losses and loss adjustment expenses, net	9,861	9,494
Policy acquisition costs	5,991	5,647
Other underwriting and operating expenses	4,415	3,706
Interest expense	486	249

Total expenses	20,753	19,096

Income before federal income tax expense	2,012	2,477
Federal income tax expense	670	850

Net income	$1,342	$1,627

Earnings Per Share
Basic	$0.15	$0.18
Diluted	0.15	0.18

Weighted average number of common shares outstanding
Basic	9,114,687	9,114,187
Diluted	9,118,222	9,114,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balances, December 31, 2005	$50,233	$32,653	$(659)	$82,227
Stock-based employee compensation	82	—	—	82
Comprehensive income:
Net income	—	1,627	—	1,627
Unrealized losses on investments, net of deferred federal income tax benefit of $171	—	—	(331)	(331)

Total comprehensive income	—	—	—	1,296

Balances, March 31, 2006	$50,315	$34,280	$(990)	$83,605

Balances, December 31, 2006	$50,578	$37,329	$328	$88,235
Stock-based employee compensation	183	—	—	183
Comprehensive income:
Net income	—	1,342	—	1,342
Unrealized gain on investments, net of deferred federal income tax expense of $154	—	—	303	303

Total comprehensive income	—	—	—	1,645

Balances, March 31, 2007	$50,761	$38,671	$631	$90,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,342	$1,627
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	217	180
Net realized (gains) losses on sales and other dispositions of investments	(247)	369
Undistributed earnings of equity method investees	(272)	—
Stock compensation expense	183	82
Deferred federal income tax expense	(241)	(75)
Change in assets and liabilities:
Premiums and agents balances receivable, net	(188)	180
Accrued investment income	133	37
Reinsurance recoverable, net	6,352	13,866
Prepaid reinsurance premiums	3,384	599
Deferred policy acquisition costs	(1,493)	(1,849)
Federal income tax payable and recoverable	911	925
Prepaid expenses and other assets	3	(8)
Losses and loss adjustment expenses	(5,997)	(9,969)
Unearned premiums	13,525	18,040
Accrued expenses and other liabilities	(1,394)	(4,716)
Premiums in advance	(3,957)	(6,016)

Net cash provided by operating activities	12,261	13,272

Cash flows from investing activities
Proceeds from maturities of debt securities	1,760	1,562
Proceeds from sales of debt securities	3,789	15,889
Proceeds from sales of equity securities	1,540	953
Purchases of debt securities	(3,215)	(16,018)
Purchases of equity securities	(1,592)	(947)
Purchases of fixed assets	(151)	(634)
Capital Contribution to NP Capital Trust I	—	(620)

Net cash provided by investing activities	2,131	185

Cash flows from financing activities
Proceeds from issuance of debt (net of $627 of issuance costs paid in 2006)	—	20,234
Proceeds from borrowings	210
Repayments of debt	(185)	(2,656)

Net cash provided by financing activities	25	17,578

Increase in cash and cash equivalents	14,417	31,035
Cash and cash equivalents
Beginning of period	46,039	34,119

End of period	$60,456	$65,154

Supplemental cash flow information — cash paid during the period for
Interest	$523	$194
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
     The Company’s condensed consolidated financial statements as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 are unaudited.
     The accompanying condensed consolidated financial statements (including the notes thereto) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2006 condensed consolidated balance sheet was derived from the Company’s audited financial statements.
     The interim financial data for the three-month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 30, 2007. Certain prior period amounts have been reclassified to conform with current period presentation.
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
Recent Accounting Pronouncements
     SFAS Statement No. 157, Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to the adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.
     FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We are currently in the process of evaluating the impact of SFAS No. 159 on the Company.
     Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective January 1, 2007.

2. Earnings Per Share
     Set forth below is the basic and diluted earnings per share calculation, including a reconciliation between the number of weighted average common shares outstanding and the weighted average common shares used in computing basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,342	$1,627

Weighted average shares outstanding	9,122,687	9,116,687
Unvested restricted stock	(8,000)	(2,500)

Weighted average shares outstanding used for Basic EPS	9,114,687	9,114,187
Dilutive effect of restricted stock	3,535	444

Weighted average shares outstanding used for Diluted EPS	9,118,222	9,114,631

Basic earnings per share	$0.15	$0.18
Diluted earnings per share	$0.15	$0.18
     As of March 31, 2007, there were 457,500 outstanding employee stock option awards which could eventually be exercised for shares of common stock. These potential additional shares outstanding were not included in the diluted earning per share because they would be anti-dilutive.
3. Income Taxes
     The Company adopted the provisions of FIN 48 effective January 1, 2007 and did not recognize any additional charge to retained earnings. As of the adoption date, the Company had a gross unrecognized tax benefit (FIN 48 liability) of $163,000. The FIN 48 liability did not change significantly during the quarter. The FIN 48 liability is included in the federal income tax payable in the condensed consolidated balance sheet as of March 31, 2007. If the FIN 48 liability were recognized, the entire amount would affect the effective tax rate. The company does not anticipate significant changes to the FIN 48 liability in the next twelve months. There are no penalties currently accrued. If incurred, they would be recognized and recorded as a component of other underwriting and operating expenses. Although no interest expense was accrued, if incurred, it would be recorded as interest expense in the Company’s consolidated statements of income.
     The Company and its subsidiaries file a U.S. consolidated tax return and file tax returns in various other state jurisdictions. For U.S. federal tax purposes, the years 2003 through 2006 are open and can be audited by the IRS. In addition, the Company currently carries a net operating loss (“NOL”) dating back to years 1996 through 2001 and it is possible that the IRS could adjust this tax attribute in the years the losses were generated and in subsequent years. Currently the Company is not under federal audit and is not aware of any pending examinations. The Company’s material state tax jurisdictions are the states of Florida and Michigan for which the years 2003 through 2006 are open and can be audited by the state examining authorities. The Company is not under audit by either Florida or Michigan and is not aware of any pending examinations.

     The provisions for federal income taxes for the three months ended March 31, 2007 and 2006 consist of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Current tax expense	$911	$925
Deferred tax expense relating to NOL carryforwards
NOL carryforwards	326	358
Other deferred tax benefit	(567)	(433)

Total federal income tax expense	$670	$850

     The effective income tax rates of 33.3% and 34.3% for the three months ended March 31, 2007 and 2006, respectively, approximates the statutory federal rate of 34.0%.
     At March 31, 2007, the Company had NOL carryforwards of $5,721,000 available to offset future taxable income. These NOL carryforwards are limited by federal tax regulations to offset taxable income by $960,000 annually in years 2007 through 2010, $909,000 in years 2011 through 2013 and $20,000 in years 2014 through 2020.
     The components of deferred tax assets and liabilities as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Deferred federal income tax assets
Loss and loss adjustment expenses	$2,183	$2,214
Unearned premiums	3,610	2,483
Net operating loss carryforwards	1,945	2,271
Premiums receivable	323	323
Lease obligation	108	120
Intangible asset	298	306
Other	630	544

Total deferred tax assets	9,097	8,261

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,516	3,008
Net unrealized gains on investments	323	169
Other	110	23

Total deferred tax liabilities	3,949	3,200

Net deferred federal income tax assets	$5,148	$5,061

4. Outstanding Debt
     Maturities of outstanding debt at March 31, 2007 were as follows:

(Dollars in
Year	thousands)
2007	$92
2008	130
2009	193
2010	146
2011 and thereafter	22,595

$23,156

5. Commitments and Contingent Liabilities
     At March 31, 2007, future minimum lease payments were as follows:

	Minimum	Minimum
	Lease	Sublease	Net Future
Year Ended	Commitments	Revenue	Commitments
	(Dollars in thousands)
2007	$654	$(170)	$484
2008	815	(276)	539
2009	660	(184)	476
2010	262	—	262
2011	101	—	101

	$2,492	$(630)	$1,862

6. Segment Reporting
The Company evaluates its operations through three business segments: commercial lines insurance, personal lines insurance and administrative services.
     The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment as such disclosure would be impracticable. The following are the Company’s revenues and income (loss) before federal income tax expense for the three months ended March 31, 2007 and 2006 by operating segment.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Total revenues
Commercial lines products
Liability	$10,021	$5,702
Property	2,805	1,674
Commercial multi-peril	332	5,883
Commercial automobile	1,423	1,569
Other	879	628

Total commercial lines	15,460	15,456

Personal lines-homeowners	4,619	4,735

Administrative services
Affiliated companies	10,267	11,706
Non-affiliated companies	398	453

Total administrative services	10,665	12,159

Corporate
Investment activity	2,288	929
Eliminations	(10,267)	(11,706)

Total revenues	$22,765	$21,573

Income (loss) before federal income tax expense
Commercial lines
Liability	$4,075	$4,741
Property	(1,540)	(943)
Commercial multi-peril	(3,722)	(1,352)
Commercial automobile	(579)	(515)
Other	(426)	(293)

Total commercial lines	(2,192)	1,638

Personal lines
Personal automobile	(81)	(1,263)
Homeowners	756	(1,390)

Total personal lines	675	(2,653)

Administrative services	2,216	2,830

Corporate
Investment activity	2,288	929
Other expense, net	(975)	(267)

Income before federal income tax expense	$2,012	$2,477

7. Subsequent Event
     Capital City Holding Company, Inc.
     On May 11, 2007, The Company entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of privately-owned Capital City Holding Company, Inc., a stock property and casualty insurance holding company domiciled in South Carolina, and affiliated South Carolina corporations Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc. and certain affiliates (collectively “the Capital City entities”). Capital City Holding Company, Inc. owns Capital City Insurance Company, a South Carolina property and casualty insurance company that specializes in workers compensation and commercial specialty coverages for the forestry industry. Additionally, the Capital City entities offer property and casualty insurance to individuals and small-to-medium sized businesses in the southeastern United States and perform agency and ancillary services in connection with such business.
     The purchase price for the Capital Cities entities is expected to approximate $41 million. The acquisition is subject to regulatory approval and other customary conditions to closing. It is expected that this acquisition, if it occurs, will be financed by cash on-hand and short-term debt.
     The acquisition of the Capital City entities is expected to be recorded in accordance with the provisions of SFAS No. 141, “Business Combinations”. In that regard, the operating results of the acquired companies will be included in the Company’s consolidated financial statements beginning the date of acquisition, which is expected to be on or about July 1, 2007.

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
Note on Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
▪	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

▪	our ability to accurately price the risks we underwrite;

▪	the establishment of adequate loss and loss adjustment expense reserves;

▪	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

▪	retention and recruiting of independent agents and the potential loss of key personnel;

▪	failure to pay claims accurately;

▪	risks associated with high concentration of our business in certain geographic markets;

▪	inability to implement our growth strategies;

▪	the occurrence of severe weather conditions and other catastrophes;

▪	the cyclical and seasonal nature of the industries within which we operate;

▪	intense competition with other insurance companies;

▪	our ability to obtain and retain trade association endorsements;

▪	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

▪	existing and future regulations by local, state and federal governments;

▪	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

▪	ratings of our insurance company subsidiaries by A.M. Best;

▪	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

▪	adverse market conditions that could negatively impact our investment portfolio;

▪	reliance on information technology and telecommunication systems;

▪	our limited history writing homeowners insurance policies to homeowners in Florida;

▪	changes in insurance-related laws and regulations;

▪	our ability to implement and maintain adequate internal controls in our business;

▪	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described under the caption “Risk Factors” in the Prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220) and any past or subsequent filings on Forms 10-K, 10-Q and 8-K.
     In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.
Description of Business
     North Pointe Holdings is an insurance holding company whose insurance company subsidiaries market and service specialty commercial and personal insurance products. We also have three non-insurance company subsidiaries that provide administrative, agency and premium finance services.
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
Critical Accounting Estimates
     We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. The accounting estimates and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are those that we consider to be our critical accounting estimates. As of March 31, 2007, there have been no material changes with respect to any of our critical accounting estimates.

Results of Operations for the Three Months Ended March 31, 2007 and 2006
     Results of Operations
     We evaluate the performance of our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums written. We measure our profitability by examining our net income, loss ratios, expense ratios and combined ratios. The following table provides financial results and key measures used to evaluate our results. In discussing the trends in our financial results, we refer principally to the information contained in the following table:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Gross premiums written:
Commercial lines	$19,267	$20,991
Personal lines	19,591	24,577

Total gross premiums written	38,858	45,568

Net premiums written:
Commercial lines	19,270	15,675
Personal lines	17,390	21,481

Total net premiums written	36,660	37,156

Revenues:
Net premiums earned:
Commercial lines	15,460	15,456
Personal lines	4,619	4,735

Total net premiums earned	20,079	20,191
Investment income, net	2,041	1,298
Net realized capital gains (losses)	247	(369)
Fees and other income	398	453

Total revenues	22,765	21,573

Expenses:
Losses and loss adjustment expenses, net	9,861	9,494
Policy acquisition costs	5,991	5,647
Other underwriting and operating expenses	4,415	3,706
Interest expense	486	249

Total expenses	20,753	19,096

Income before federal income tax expense	2,012	2,477
Federal income tax expense	670	850

Net income	$1,342	$1,627

Loss ratio:
Commercial lines	58.1%	33.8%
Personal lines	19.0%	90.1%
Aggregate	48.2%	46.0%
Expense ratio	50.8%	45.3%
Combined ratio	99.0%	91.3%

     Overview
     Net income for the three months ended March 31, 2007 was $1.3 million as compared to $1.6 million for the three months ended March 31, 2006, a decrease of $300,000. This decrease in net income resulted from an increase in total expenses of $1.1 million after-tax, partially offset by an increase in total revenues of $790,000 after-tax. This increase in total revenues was primarily attributable to an increase in investment income (including realized gains and losses) of $900,000 after-tax. Smaller decreases in net earned premium and other income amounted to $110,000 after-tax. This increase in expenses was evenly spread between losses and loss adjustment expenses, other underwriting and operating expenses and interest expense.
     Gross Premiums Written
     Gross premiums written is the sum of direct premiums written and assumed premiums written. Direct premiums written is total policy premiums, net of cancellations, associated with policies issued and underwritten by our insurance company subsidiaries. Assumed premiums written are total premiums associated with the insurance risk transferred to us by other insurance companies pursuant to reinsurance contracts.
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Gross premiums written for the three months ended March 31, 2007 were $38.9 million as compared to $45.6 million for the three months ended March 31, 2006, a decrease of $6.7 million, or 14.6%. This decrease is attributable to a decrease of $1.7 million and $5.0 million in gross premiums written in our commercial and personal lines segment, respectively, for reasons described below.
     Gross premiums written in our commercial lines segment for the three months ended March 31, 2007 were $19.3 million as compared to $21.0 million for the corresponding period in 2006, a decrease of $1.7 million, or 8.0%. We also experienced a $1.2 million, or 10.1%, decrease in our Florida small business line in the first quarter of 2007 as a result of the cancellations and non-renewals we submitted during second and third quarters in 2006 due to the lack of catastrophe reinsurance coverage.
     Gross premiums written in our personal lines segment for the three months ended March 31, 2007 were $19.6 million as compared to $24.6 million for the corresponding period in 2006, a decrease of $5.0 million, or 20.3%. This decrease in gross premiums written was primarily attributable to our Florida homeowners line which decreased by 22.0% as a result of underwriting changes. Our Florida homeowners line comprised $18.3 million and $23.4 million of the total gross premiums written in our personal lines segment for the first quarter of 2007 and 2006, respectively. Substantially all of our Florida homeowners line renews in the first quarter resulting in a disproportionate amount of gross premiums written in the first quarter as compared to the whole year.
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
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Net premiums written for the three months ended March 31, 2007 were $36.7 million as compared to $37.2 million for the three months ended March 31, 2006, a decrease of $496,000, or 1.3%. This decrease in net premiums written was attributable to a decrease in gross premiums written (as discussed above) partially offset by a decrease in premiums ceded to reinsurers. Ceded premiums written for the three months ended March 31, 2007 were $2.2 million as compared to $8.4 million for the corresponding period in 2006, a decrease of $6.2 million, or 73.8%. For example, in our master reinsurance treaty agreement which provides 100% coverage up to $1.0 million, we ceded 10.7% of gross premium written in 2006 and we ceded 3.0% to 3.3% of gross premium written in 2007. In addition, we are no longer writing under the crop program in which we formerly ceded 98% of our gross premiums written.
     Net Premiums Earned
     Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy. Ceded premiums earned reduce gross premiums earned to arrive at net premiums earned.
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Net premiums earned for the three months ended March 31, 2007 were $20.1 million as compared to $20.2 million for the three months ended March 31, 2006, a decrease of $112,000, or 1.0%. This decrease in net premiums earned is primarily attributable to a decrease in gross premiums earned. For the three months ended March 31, 2007, gross premiums earned were $25.3 million as compared to $27.5 million for the corresponding period in 2006, a decrease of $2.2 million, or 8.0%. The decrease in gross premiums earned was primarily attributable to the decrease in gross premiums written discussed above.
     Our premiums earned by segment, for the three months ended March 31, 2007 and 2006, are as follows.

	Three Months Ended
	March 31,
	2007	2006
Gross premiums earned:
Commercial lines	$18,304	$19,718
Personal lines	7,030	7,810

Total	25,334	27,528

Ceded premiums earned:
Commercial lines	2,844	4,262
Personal lines	2,411	3,075

Total	5,255	7,337

Net premiums earned:
Commercial lines	15,460	15,456
Personal lines	4,619	4,735

Total	$20,079	$20,191

     Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Net investment income for the three months ended March 31, 2007 was $2.0 million as compared to $1.3 million for the three months ended March 31, 2006, an increase of $743,000, or 57.2%. This increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield on our portfolio discussed below. Average cash and invested assets balance increased from $157.2 million for the first quarter of 2006 to $172.6 million for the first quarter of 2007.
     The increase in the average yield for the first quarter of 2007 as compared to the corresponding period of 2006 was attributable to an increase in the prevailing market interest rates. For example, the average yield on the three-year U.S. Treasury notes increased from 4.6% for the first quarter of 2006 to 4.7% for the first quarter of 2007, which we believe reflects the trend in market interest rates for debt securities with durations similar to our cash and debt securities mix. The average duration of our debt securities portfolio was 3.4 and 3.1 years as of March 31, 2007 and 2006, respectively. The yield-to-earliest call date of our debt securities portfolio was 5.0% as of March 31, 2007.
     Net Realized Gains and Losses on Investments
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Realized gains, net of realized losses, on the disposition of investments for the three months ended March 31, 2007 were $247,000 as compared to net realized losses of $369,000 for the three months ended March 31, 2006. This change was attributable to normal business fluctuations and not to any identifiable trend.
     Other Income
     Other income is substantially composed of the installment fees generated from our Florida homeowners line and policy issuance fees. Other income is also generated from commissions earned for policies written by one of our wholly-owned managing general agents for unrelated insurance companies, policy or inspection fees charged to obtain certain of our policies, and premium finance charges.
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Other income for the three months ended March 31, 2007 was $398,000 as compared to $453,000 for the three months ended March 31, 2006, a decrease of $55,000, or 12.1%. This decrease is primarily attributable to the reduction in premiums related to the policy cancellations in our Florida homeowners line that occurred in the second and third quarters in 2006.

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
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Losses and loss adjustment expenses for the three months ended March 31, 2007 were $9.9 million as compared to $9.5 million for the three months ended March 31, 2006, an increase of $367,000, or 3.8%. Our loss ratio for the three months ended March 31, 2007 was 48.2% as compared to 46.0% for the corresponding period in 2006. Losses and loss adjustment expenses were reduced by $1.4 million of favorable reserve development for the three months ended March 31, 2007 as compared to a $2.3 million decrease due to favorable reserve development for the corresponding period in 2006.
     The impact of the reserve development on our loss ratios for all lines of business for the three months ended March 31, 2007 and 2006 is provided below.

All Lines	2007	2006
Loss ratios before effects of reserve development	54.9%	57.3%
Decrease in loss ratios attributable to reserve development	(6.7)	(11.3)

Total lines loss ratios	48.2%	46.0%

     The loss ratio for our commercial lines segment for the three months ended March 31, 2007 was 58.1% as compared to 33.8% for the corresponding period in 2006. The increase in the loss ratio was substantially attributable to a $3.8 million increase in loss and loss adjustment expenses and a $3.0 million decrease in the favorable reserve development in the first quarter of 2007 as compared to the corresponding period in 2006.
     Favorable development from prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $303,000 in the three months ended March 31, 2007 as compared to $3.3 million for the corresponding period in 2006. The $303,000 of favorable development in the three months ended March 31, 2007 was primarily attributable to $1.8 million of favorable development from our liability coverages of which $751,000 was generated in the 2006 accident year with the remainder substantially generated in the 2001 through 2005 accident years. The redundancies in our commercial lines were partially offset by $1.4 million of adverse development in our commercial multi-peril coverages which was substantially attributable to the 2004 through 2006 accident years, and $314,000 of adverse development in our property line. This adverse development was primarily due to large commercial property losses during first quarter 2007.
     The impact of the reserve development on our commercial lines loss ratios for the three months ended March 31, 2007 and 2006 is provided below.

Commercial Lines	2007	2006
Loss ratios before effects of reserve development	60.1%	55.0%
Decrease in loss ratios attributable to reserve development	(2.0)	(21.2)

Total commerical lines loss ratios	58.1%	33.8%

     The loss ratio for our personal lines segment for the three months ended March 31, 2007 was 19.0% as compared to 90.1% for the corresponding period in 2006. The decrease in the loss ratio was substantially attributable to $3.4 million decrease in loss and loss adjustment expenses and a $2.0 million increase in favorable development during the first quarter 2007 as compared to the corresponding period in 2006. The decrease in the loss and loss adjustment expenses was substantially attributable to a $1.8 million decrease in loss and loss adjustment expenses in our homeowners’ line for the three months ended March 31, 2007 as compared to the corresponding period in 2006.
     Favorable development of prior period reserve estimates decreased losses and loss adjustment expenses in our personal lines segment by $1.1 million in the three months ended March 31, 2007 as compared to $939,000 of adverse development for the corresponding period in 2006. The $1.1 million redundancy was substantially attributable to a $1.2 million redundancy in our homeowners’ line partially offset by a $109,000 deficiency in our personal auto line. The $1.2 million of favorable development in our personal homeowners’ line was primarily generated from the 2005 through 2006 accident years.
     The impact of the reserve development on our personal lines loss ratios for the three months ended March 31, 2007 and 2006 is provided below.

Personal Lines	2007	2006
Loss ratios before effects of reserve development	42.3%	70.3%
(Decrease) increase in loss ratios attributable to reserve development	(23.3)	19.8

Total personal lines loss ratios	19.0%	90.1%

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
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Policy acquisition costs for the three months ended March 31, 2007 were $6.0 million as compared to $5.6 million for the three months ended March 31, 2006, an increase of $344,000, or 6.0%. This increase in policy acquisition costs resulted from expansion into the Western region (Arizona and Hawaii) in which the costs of conducting business is higher.
     Other Underwriting and Operating Expenses
     Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and do not vary directly with premium volume.
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Other underwriting and operating expenses for the three months ended March 31, 2007 were $4.4 million as compared to $3.7 million for the three months ended March 31, 2006, an increase of $709,000, or 19.1%. This increase is attributable to increased general and administration expenses.
     Interest Expense
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Interest expense for the three months ended March 31, 2007 was $486,000 as compared to $249,000 for the three months ended March 31, 2007, an increase of $237,000, or 95.1%. This increase in interest expense was primarily attributable to the $20.6 million junior subordinated note, with an interest rate of 8.7% per annum, issued in connection with the trust preferred securities in February 2006. For the quarter ended March 31, 2007, interest on the $20.6 million junior subordinated note was for a full quarter as compared to March 31, 2006 which was for a fraction of a quarter.
     Federal Income Tax Expense
     Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006. Federal income tax expense for the three months ended March 31, 2007 was $670,000, representing an effective tax rate of 33.3%. Federal income tax expense for the three months ended March 31, 2006 was $850,000, representing an effective tax rate of 34.3%. Our effective tax rates for both periods were substantially similar to our statutory rate of 34.0%.

Liquidity and Capital Resources
     Sources and Uses of Funds
     North Pointe Holdings is a holding company with no business operations of its own. Consequently, our ability to meet our debt payment obligations, and pay our taxes and administrative expenses is dependent on intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiaries. Our insurance company subsidiaries are subject to extensive regulation by insurance regulatory agencies in each state in which they do business, including restrictions on the amount of dividends they can pay to their shareholder. North Pointe Holdings and certain of its subsidiaries are not insurance companies and, therefore, are not subject to the same level of regulation as our insurance company subsidiaries.
     Our non-insurance company subsidiaries provide management and administration services to our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees primarily based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $6.9 million and $6.6 million for the three months ended March 31, 2007 and 2006, respectively. Our non-insurance company subsidiaries also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $384,000 and $453,000 for the three months ended March 31, 2007 and 2006, respectively. There were no material non-cash components of our non-insurance company revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
     The primary obligations of our non-insurance company subsidiaries are salaries, administration expenses and debt service obligations. Our non-insurance company subsidiaries incurred salary and administrative expenses totaling $2.7 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. Our quarterly minimum principal and interest payments for our outstanding debt obligations were $560,000 and $181,000 for the three months ended March 31, 2007 and 2006, respectively. The difference in minimum principal and interest payments results from interest being payable for only a fraction of the quarter in 2006.
     Cash Flows
     Net cash provided by operating activities for the three months ended March 31, 2007 was $12.3 million as compared to $13.3 million for the corresponding period in 2006, a decrease of $1.0 million. The decrease in cash provided by operating activities was primarily attributable to a $2.6 million reduction in premiums collected net of ceded premiums paid, offset by a $1.9 million increase in cash due to a reduction in net losses paid and an increase in cash collected from investments.
     Net cash provided by investing activities for the three months ended March 31, 2007 was $2.1 million and was attributable to $2.3 million of net cash provided by investment portfolio sales and other dispositions in excess of investment portfolio purchases offset by $151,000 of cash used to purchase fixed assets. Net cash used in investing activities for the three months ended March 31, 2006 was $185,000 and was attributable to $1.4 million of net cash provided by investment portfolio sales and other dispositions in excess of investment portfolio purchases, partially offset by $620,000 of cash used for a contribution to NP Capital Trust I (an unconsolidated wholly-owned subsidiary used for our trust preferred securities issuance) and $634,000 of cash used for the acquisition of fixed assets.
     Net cash provided by financing activities for the three months ended March 31, 2007 was $25,000 and was attributable to an increase in net borrowings. Net cash provided by financing activities for the three months ended March 31, 2006 was $17.6 million and was attributable to $20.2 million in proceeds (net of $627,000 of costs) received from the issuance of trust preferred securities partially offset by a $2.6 million decrease in net borrowings. As of March 31, 2007 we had $25.0 million available on the revolving credit line.
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

     Contractual Obligations and Commitments
     The following table summarizes information about our contractual obligations which had significant changes since December 31, 2006. The minimum future operating lease payments, as of March 31, 2007, are as follows for each of the years ended December 31:

	2007	2008	2009	2010	2,011	Total
Operating leases	$654	$815	$660	$262	$101	$2,492
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
     Our cash and investment portfolio as of March 31, 2007 and December 31, 2006, respectively, and is summarized as follows:

	As of March 31, 2007		As of December 31, 2006
		Percent of		Percent of
	Amount	portfolio	Amount	portfolio
		(Dollars in thousands)
Fixed Income:
U.S. governmental and agency securities	$28,284	15.8%	$30,526	18.4%
Foreign governmental	302	0.2%	300	0.1%
Corporate securities	28,787	16.1%	29,421	17.7%
Municipal securities	7,007	3.9%	7,035	4.2%
Mortgage-backed securities	33,586	18.8%	32,360	19.5%
Asset-backed	7,494	4.2%	7,692	4.7%

Total fixed-income	105,460	59.0%	107,334	64.6%
Cash and cash equivalents	60,456	33.8%	46,039	27.8%
Equity securities — common shares	11,604	6.5%	11,376	6.9%
Other investments	1,360	0.7%	1,088	0.7%

Total	$178,880	100.0%	$165,837	100.0%

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

     The gross unrealized losses of our investments as of March 31, 2007 and December 31, 2006 and the period of time such investments were in a loss position are as follows:

	As of March 31, 2007
	Less than 12 months		12 months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
U.S. governmental and agency securities	$1,980	$1	$14,458	$185	$16,438	$186
Foreign governmental	—	—	302	5	302	5
Corporate securities	2,704	14	21,285	511	23,989	525
Municipal securities	2,793	2	—	—	2,793	2
Mortgage-backed securities	1,093	2	25,353	650	26,446	652
Asset-backed	116	—	4,803	70	4,919	70

Total debt securities	$8,686	$19	$66,201	$1,421	$74,887	$1,440

Equity securities	$864	$49	$88	$6	$952	$55

	As of March 31, 2007
	Less than 12 months		12 months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
U.S. governmental and agency securities	$2,062	$6	$16,670	$294	$18,732	$300
Foreign governmental	—	—	299	9	299	9
Corporate securities	3,416	25	22,272	675	25,688	700
Municipal securities	1,426	2	—	—	1,426	2
Mortgage-backed securities	1,164	5	26,248	805	27,412	810
Asset-backed	73	—	6,007	89	6,080	89

Total debt securities	$8,141	$38	$71,496	$1,872	$79,637	$1,910

Equity securities	$761	$44	$40	$5	$801	$49

Unpaid Losses and Loss Adjustment Expenses
     At March 31, 2007, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $56.4 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves.
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
     Such changes in key assumptions would have increased or decreased net reserves as of March 31, 2007 by $4.2 million or $2.7 million, respectively. If net reserves were $4.2 million greater as of March 31, 2007, our net income for the three months ended March 31, 2007 and shareholders’ equity as of March 31, 2007 would have been lower by $2.8 million. Conversely, if net reserves were $2.7 million lower as of March 31, 2007, our net income for the three months ended March 31,2007 and shareholders’ equity as of March 31, 2007 would have been greater by $1.8 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.
     The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of March 31, 2007 and in total as of December 31, 2006.

	Net Reserves at March 31, 2007			Total Net
	Personal	Commercial		Reserves at
	Lines	Lines		December 31,
	Segment	Segment	Total	2006
	(Dollars in thousands)
High end of range	$4,806	$55,784	$60,590	$60,715
Carried reserves	4,616	51,805	56,421	56,434
Low end of range	4,456	49,309	53,765	53,672
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

     The table below presents a breakdown of our insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for incurred but not yet reported (“IBNR”) losses:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Case:
Commercial lines products
Liability	$12,738	$12,061
Property	7,506	9,643
Commercial multi-peril	12,772	14,483
Commercial automobile	4,461	3,705
Other	1,232	1,063

Total commercial lines	38,709	40,955

Personal lines products
Personal automobile	4,329	4,758
Homeowners	2,543	2,713

Total personal lines	6,872	7,471

Total case reserves	$45,581	$48,426

IBNR:
Commercial lines products
Liability	$12,190	$12,042
Property	715	786
Commercial multi-peril	16,623	18,628
Commercial automobile	2,870	2,851
Other	891	511

Total commercial lines	33,289	34,818

Personal lines products
Personal automobile	3,755	4,015
Homeowners	1,133	2,496

Total personal lines	4,888	6,511

Total IBNR reserves	$38,177	$41,329

Gross:
Commercial lines products
Liability	$24,928	$24,103
Property	8,221	10,429
Commercial multi-peril	29,395	33,111
Commercial automobile	7,331	6,556
Other	2,123	1,574

Total commercial lines	71,998	75,773

Personal lines products
Personal automobile	8,084	8,773
Homeowners	3,676	5,209

Total personal lines	11,760	13,982

Total gross reserves	$83,758	$89,755

     The $6.0 million decrease in total gross reserves as of March 31,2007 as compared to December 31, 2006 was primarily attributable to the settlement and payment of claims during the first quarter 2007 and a decrease in case and IBNR reserves due to current loss development and the lack of catastrophic losses incurred in 2006 and 2007. In addition, the gross volume has decreased in 2007 relative to prior years.
     We regularly update reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior period reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Gross reserves, beginning of period	$89,755	$117,778
Less reinsurance recoverables, excluding Citizens’ assessment (1)	,321	60,034

Net balance	56,434	57,744

Incurred related to
Current year	11,241	11,837
Prior years	(1,380)	(2,343)

Total incurred	9,861	9,494

Paid related to
Current year	1,885	2,136
Prior years	7,989	7,191

Total paid	9,874	9,327

Net balance, end of period	56,421	57,911
Plus reinsurance recoverables, excluding Citizens’ assessment (1)	27,337	49,898

Gross reserves, end of period	$83,758	$107,809

(1)	For the purpose of comparability at March 31, 2006 the Citizens assessment of $3,429,000 is excluded from the reinsurance recoverable amounts in the above summary.
Contingencies
     Citizens Property Insurance Company
     We are subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments to insurance companies that write business in Florida to cover deficits particularly in the event of significant hurricane losses. As of March 31, 2007, there was no net liability as compared to a net liability of $216,000 as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
     Interest Rate Risk
     Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of March 31, 2007 was 3.4 years.
     The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of March 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders'
As of March 31, 2007	Fair Value	Fair Value	Fair Value	Equity
	(Dollars in thousands)
200 basis point increase	$97,907	$(7,553)	(7.2)%	(5.5)%
100 basis point increase	101,683	(3,777)	(3.6)	(2.8)
No Change	105,460	—	—	—
100 basis point decrease	109,062	3,602	3.4	2.6
200 basis point decrease	112,304	6,844	6.5	5.0
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
     At March 31, 2007 and December 31, 2006, amounts due us from reinsurers were $39.0 million and $49.4 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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
     In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
     Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this report, we are not a party to any pending legal proceedings other than in the ordinary course of defending claims asserted against our policyholders, none of which, if decided adversely to us, would, in the opinion of management, have a material adverse effect on our business or financial position.
Item 1A. Risk Factors.
     There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2006.
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

NORTH POINTE HOLDINGS CORPORATION
Date: May 14, 2007	By:	/s/ James G. Petcoff
James G. Petcoff
Chief Executive Officer, President & Chairman of the Board

Date: May 14, 2007	By:	/s/ Brian J. Roney
Brian J. Roney
Chief Financial Officer & Vice President -- Finance (Principal Accounting Officer)