Form 10-Q
period 2007-06-30
NORTH POINTE HOLDINGS CORP
filed 2007-08-10
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding at August 3, 2007 was 8,928,687.

NORTH POINTE HOLDINGS CORPORATION
FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
Part II. Other Information
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	35
Amendment No.2 to the Second Amendment and Restated Credit Agreement
$10,500,000 Revolving Credit Note
$10,500,000 Revolving Credit Note
$14,000,000 Revolving Credit Note
Stock Pledge Agreement
Security Agreement
Form of Guaranty
Stock Purchase Agreement
First Amendment to the Stock Purchase Agreement
Certification of Chief Executive Officer purusant to Rule 13a-14(a)
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
Certification of Chief Executive Officer purusant to 18 U.S.C. Section 1350
Certification of Chief Financial Officer purusant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
North Pointe Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2007 (Unaudited) and December 31, 2006

	2007	2006
	(Dollars in thousands)
ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $100,609 and $108,911 in 2007 and 2006, respectively)	$98,340	$107,334
Common stocks, available for sale, at fair value (cost of $9,939 and $9,302 in 2007 and 2006, respectively)	12,322	11,376
Other investments	1,647	1,088

Total investments	112,309	119,798
Cash and cash equivalents	65,006	46,039
Accrued investment income	1,059	1,236
Premiums and agents balances receivable, net	18,403	18,088
Reinsurance recoverables on
Paid losses	4,417	4,168
Unpaid losses	22,677	33,321
Prepaid reinsurance premiums	6,135	11,881
Deferred policy acquisition costs	10,202	8,848
Deferred federal income taxes, net	5,450	5,061
Federal income taxes recoverable	—	523
Fixed assets, net of accumulated depreciation	5,808	5,946
Prepaid expenses and other assets	2,577	2,668

Total assets	$254,043	$257,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$77,228	$89,755
Unearned premiums	53,577	42,320
Debt	23,070	23,131
Amounts due to reinsurers	1,656	1,930
Federal income taxes payable	885	—
Accrued expenses and other liabilities	7,235	7,236
Premiums in advance	481	4,970

Total liabilities	164,132	169,342

Commitments and Contingent Liabilities

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 8,928,687 and 9,122,687 issued and outstanding in 2007 and 2006, respectively	48,842	50,578
Preferred stock, no par value; 5,000,000 shares authorized and 0 issued and outstanding in 2007 and 2006	—	—
Retained earnings	40,994	37,329
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income tax expense of $39 and $169 in 2007 and 2006, respectively	75	328

Total shareholders’ equity	89,911	88,235

Total liabilities and shareholders’ equity	$254,043	$257,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended June 30, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$23,140	$22,182
Assumed premiums written	—	—

Gross premiums written	23,140	22,182
Premiums ceded	(3,712)	(7,313)

Net premiums written	19,428	14,869
Decrease in net unearned premiums	1,978	6,347

Net premiums earned	21,406	21,216
Investment income, net of investment expenses	1,832	1,702
Net realized capital gains	245	22
Fees and other income	717	434

Total revenues	24,200	23,374

Expenses
Losses and loss adjustment expenses, net	9,683	10,528
Policy acquisition costs	6,064	5,646
Other underwriting and operating expenses	4,647	5,985
Interest expense	501	462

Total expenses	20,895	22,621

Income before federal income tax expense	3,305	753
Federal income tax expense	982	284

Net income	$2,323	$469

Earnings Per Share
Basic	$0.25	$0.05
Diluted	0.25	0.05

Weighted average number of common shares outstanding
Basic	9,110,292	9,114,187
Diluted	9,115,150	9,114,364
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$61,996	$67,746
Assumed premiums written	2	4

Gross premiums written	61,998	67,750
Premiums ceded	(5,910)	(15,725)

Net premiums written	56,088	52,025
Increase in net unearned premiums	(14,603)	(10,618)

Net premiums earned	41,485	41,407
Investment income, net of investment expenses	3,873	3,000
Net realized capital gains (losses)	492	(347)
Fees and other income	1,115	887

Total revenues	46,965	44,947

Expenses
Losses and loss adjustment expenses, net	19,544	20,022
Policy acquisition costs	12,055	11,293
Other underwriting and operating expenses	9,062	9,691
Interest expense	987	711

Total expenses	41,648	41,717

Income before federal income tax expense	5,317	3,230
Federal income tax expense	1,652	1,134

Net income	$3,665	$2,096

Earnings Per Share
Basic	$0.40	$0.23
Diluted	0.40	0.23

Weighted average number of common shares outstanding
Basic	9,112,477	9,114,187
Diluted	9,117,253	9,114,570
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
		(Dollars in thousands)
Balances, March 31, 2006	$50,315	$34,280	$(990)	$83,605
Stock-based employee compensation	83	—	—	83
Comprehensive income
Net income	—	469	—	469
Unrealized losses on investments, net of deferred federal income tax benefit of $368	—	—	(717)	(717)

Total comprehensive loss	—	—	—	(248)

Balances, June 30, 2006	$50,398	$34,749	$(1,707)	$83,440

Balances, March 31, 2007	$50,761	$38,671	$631	$90,063
Retirement of common stock	(2,042)	—	—	(2,042)
Issuance of common stock	67	—	—	67
Stock-based employee compensation	56	—	—	56
Comprehensive income
Net income	—	2,323	—	2,323
Unrealized losses on investments, net of deferred federal income tax benefit of $284	—	—	(556)	(556)

Total comprehensive income	—	—	—	1,767

Balances, June 30, 2007	$48,842	$40,994	$75	$89,911

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
		(Dollars in thousands)
Balances, December 31, 2005	$50,233	$32,653	$(659)	$82,227
Stock-based employee compensation	165	—	—	165
Comprehensive income
Net income	—	2,096	—	2,096
Unrealized losses on investments, net of deferred federal income tax benefit of $539	—	—	(1,048)	(1,048)

Total comprehensive income	—	—	—	1,048

Balances, June 30, 2006	$50,398	$34,749	$(1,707)	$83,440

Balances, December 31, 2006	$50,578	$37,329	$328	$88,235
Retirement of common stock	(2,042)	—	—	(2,042)
Issuance of common stock	67	—	—	67
Stock-based employee compensation	239	—	—	239
Comprehensive income
Net income	—	3,665	—	3,665
Unrealized losses on investments, net of deferred federal income tax benefit of $130	—	—	(253)	(253)

Total comprehensive income	—	—	—	3,412

Balances, June 30, 2007	$48,842	$40,994	$75	$89,911

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income	$3,665	$2,096
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	465	401
Net realized (gains) losses on sales and other dispositions of investments	(492)	347
Stock compensation expense	306	165
Undistributed earnings of equity method investees	(272)	—
Deferred federal income tax expense	(258)	290
Change in assets and liabilities:
Premiums and agents balances receivable, net	(315)	1,970
Accrued investment income	177	(318)
Reinsurance recoverable, net	10,121	25,120
Prepaid reinsurance premiums	5,746	789
Deferred policy acquisition costs	(1,354)	(1,080)
Federal income tax recoverable	1,408	842
Prepaid expenses and other assets	79	136
Losses and loss adjustment expenses	(12,527)	(21,349)
Unearned premiums	11,257	11,648
Accrued expenses and other liabilities	(1,982)	(8,025)
Premiums in advance	(4,489)	(6,562)

Net cash provided by operating activities	11,535	6,470

Cash flows from investing activities
Proceeds from maturities of debt securities	3,680	4,545
Proceeds from sales of debt securities	8,086	20,133
Proceeds from sales of equity securities	2,873	2,280
Purchases of debt securities	(3,719)	(36,439)
Purchases of equity securities	(2,903)	(2,415)
Purchase of other assets	(287)	—
Purchases of fixed assets	(237)	(1,193)
Capital contribution to NP Capital Trust I	—	(620)

Net cash provided by (used in) investing activities	7,493	(13,709)

Cash flows from financing activities
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	—	20,500
Proceeds from borrowings	464	—
Repayments of debt	(525)	(2,983)

Net cash (used in) provided by financing activities	(61)	17,517

Increase in cash and cash equivalents	18,967	10,278
Cash and cash equivalents
Beginning of period	46,039	34,119

End of period	$65,006	$44,397

Supplemental cash flow information
Cash paid during the period for:
Interest	$960	$674
Federal income taxes	500	1
Non-cash transactions during the period:
Repurchase of common stock (see Note 4)	2,042	—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

North Pointe Holdings Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements
1. Basis of Financial Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of North Pointe Holdings Corporation (“North Pointe Holdings”) and its wholly-owned subsidiaries, except for NP Capital Trust I. North Pointe Holdings is a holding company domiciled in the state of Michigan. North Pointe Holdings’ wholly-owned subsidiaries include North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”), and Midfield Insurance Company (“Midfield”). North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), NP Premium Finance Company (“NP Premium”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe”), and South Pointe Financial Services, Inc. North Pointe Holdings and its consolidated subsidiaries are referred to collectively herein as the “Company.” In addition, the consolidated financial statements include the equity ownership and earnings of NP Capital Trust I (“NP Trust”), a Delaware trust, the common interests in which are 100% owned by North Pointe Holdings.
     The Company’s condensed consolidated financial statements as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited.
     The accompanying condensed consolidated financial statements (including the notes thereto) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The December 31, 2006 consolidated balance sheet was derived from the Company’s audited financial statements.
     The interim financial data for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 30, 2007. Certain prior period amounts have been reclassified to conform with current period presentation.
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
     Recent Accounting Pronouncements
     SFAS Statement No. 157, Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which redefines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to the adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.
     SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company will not adopt SFAS No. 159, therefore the results of operations or financial position will not be impacted.

     Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109
     In July 2006, the FASB issued Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Accordingly, the company adopted the provisions of FIN 48 effective January 1, 2007.

2. Earnings Per Share
     Set forth below is the basic and diluted earnings per share calculation, including a reconciliation between the number of weighted average common shares outstanding and the weighted average common shares used in computing basic and diluted earnings per share for the three and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands, except share data)
Net income	$2,323	$469	$3,665	$2,096

Weighted average shares outstanding	9,120,006	9,117,281	9,121,339	9,116,986
Unvested restricted stock	(9,714)	(3,094)	(8,862)	(2,799)

Weighted average shares outstanding used for Basic EPS	9,110,292	9,114,187	9,112,477	9,114,187
Dilutive effect of restricted stock	4,858	177	4,776	383

Weighted average shares outstanding used for Diluted EPS	9,115,150	9,114,364	9,117,253	9,114,570

Basic earnings per share	$0.25	$0.05	$0.40	$0.23

Diluted earnings per share	$0.25	$0.05	$0.40	$0.23
     As of June 30, 2007 and 2006, there were outstanding employee stock option awards which could eventually be exercised for up to 482,500 and 377,500 shares of common stock, respectively. These potential additional shares outstanding were not included in the diluted earning per share because they would be anti-dilutive.
3. Income Taxes
     The Company adopted the provisions of FIN 48 effective January 1, 2007 and did not recognize any additional charge to retained earnings. As of the adoption date, the Company had a gross unrecognized tax benefit of $163,000, a FIN 48 Liability (deducted on tax return but not deducted on financial statements). This FIN 48 liability did not change significantly during the quarter, and is included in federal income taxes payable in the condensed consolidated balance sheet as of June 30, 2007. If this FIN 48 liability were recognized, the entire amount would affect the effective tax rate. The company does not anticipate significant changes to this FIN 48 liability in the next twelve months. There are no penalties currently accrued. If incurred, they would be recognized and recorded as a component of other underwriting and operating expenses. The Company recorded $57,000 in interest expense related to the adoption of FIN 48 which is included in interest expense in the financial statements as of June 30, 2007.
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

     The provisions for federal income taxes for the three months and six months ended June 30, 2007 and 2006 consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Current tax expense (benefit)	$999	$(82)	$1,910	$844
Deferred tax expense relating to NOL carryforwards	—	—	326	358
Other deferred tax (benefit) expense	(17)	366	(584)	(68)

Total federal income tax expense	$982	$284	$1,652	$1,134

     The effective income tax rates of 29.7% and 37.7% for the three months ended June 30, 2007 and 2006, respectively, and the effective income tax rates of 31.1% and 35.1% for the six months ended June 30, 2007 and 2006, respectively, approximate the statutory federal rate of 34.0%. The lower effective tax rates for the three and six months ended June 30, 2007 are primarily attributable to non-taxable income of $300,000 recognized from the monies received during the second quarter 2007 from a life insurance policy on a retired officer of the Company.
     At June 30, 2007, the Company had NOL carryforwards of $5,721,000 available to offset future taxable income. Utilization of these NOL carryforwards are limited by IRS Code Section 382 to $960,000 annually in years 2007 through 2010, $909,000 in years 2011 through 2013 and $20,000 in years 2014 through 2020.
     The components of deferred tax assets and liabilities as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December
	2007	31, 2006
	(Dollars in thousands)
Deferred federal income tax assets
Loss and loss adjustment expenses	$2,188	$2,214
Unearned premiums	3,476	2,483
NOL carryforwards	1,945	2,271
Premiums receivable	289	323
Lease obligation	98	120
Intangible asset	289	306
Other	800	544

Total deferred tax assets	9,085	8,261

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,469	3,008
Net unrealized gains on investments	39	169
Other	127	23

Total deferred tax liabilities	3,635	3,200

Net deferred federal income tax assets	$5,450	$5,061

4. Shareholders’ Equity
     At June 30, 2007, shareholders’ equity was $89,911,000, or a book value of $10.07 per common share, compared to $88,235,000, or a book value of $9.67 per common share, at December 31, 2006.
     On June 29, 2007, the Company repurchased and retired 200,000 shares of its outstanding common stock at a price of $10.16 per share for a total cost of $2,042,000 (including $10,000 of commissions). This purchase was made pursuant to the stock repurchase program announced on August 10, 2006, which authorized repurchases of up to $5,000,000 of the Company’s outstanding common stock over a 24 month period. As of June 30, 2007, the Company recorded a liability of $2,042,000 for the stock repurchase transaction. The Company settled the payable in July 2007. After completion of this transaction, $2,968,000 can be repurchased under the current authorization.
5. Stock-based Compensation
     Stock Options
     On June 5, 2007, three employees were granted options to purchase 25,000 shares in aggregate of the Company’s common stock for $11.11 per share, subject to vesting as described below. The options become excercisable in equal 20% installments on each anniversary of the grant date, commencing with the first anniversary thereof and expire on the tenth anniversary of the grant date or 90 days following termination of employment, whichever occurs first.
     The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model and employing the following assumptions on the options granted:

June 5, 2007
Fair value of the underlying common stock	$11.11/share
Weighted average life of options	6.5 years
Risk-free interest rate	4.96%
Dividend yield	0.00%
Weighted average volatility assumption	41.10%
     The weighted-average grant date fair value of the options granted was $5.51.
     Restricted Stock
     On June 5, 2007, the Company granted 6,000 restricted shares of the Company’s common stock (1,000 shares to each of the six non-employee directors) having a market value of $11.11 per share. The restricted shares vest on the on the second anniversary of the grant date, provided the director is still serving as a director of the Company on such date. A total of $66,660 of compensation expense for the unvested restricted stock will be recognized on a straight-line basis for the remainder of the two-year vesting period. Non-vested restricted shares are forfeited upon termination of the director’s position.
6. Outstanding Debt
     Senior Credit Facility
     On July 2, 2007, the Company entered into Amendment Number 2 to the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank (“Comerica”), as agent. This Credit Agreement expires July 1, 2010 and provides a revolving credit line of $35,000,000. At June 30, 2007, there was no outstanding balance on the Company’s $25,000,000 credit line dated June 30, 2006, expiring June 30, 2009, and amended by the aforementioned agreement.
     Borrowings under the Credit Agreement bear interest at a floating rate equal to either (1) a Eurodollar rate equal to a stated margin of 1.25% plus the interest rate certain of Comerica’s lending offices offer on deposits to prime banks in the Eurodollar market or (2) a rate based upon Comerica’s prime rate of interest less 1.00%. Interest on Eurodollar-based rate advances is payable on the last day of the interest period applicable thereto. Interest on prime-based rate advances is payable quarterly in arrears.
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
     The Credit Agreement requires that the Company comply with various financial and other covenants, including requirements that it maintain an A.M Best rating of no less than “B+” for certain of its insurance company subsidiaries, and that the Company maintain the following financial ratios for each insurance company subsidiary including the Cap City acquired entities (see Note 9):
•	adjusted capital and surplus will be in excess of 275% of authorized control level risk-based capital as of each fiscal year end;

•	there shall be no more than four IRIS calculations that result in unusual values at each fiscal year end;

• the ratio of net premiums written to statutory capital and surplus will not exceed more than 4.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company, 2.5 to 1.0 in the case of North Pointe Insurance Company; and 2.5 to 1.0 in the case of Capital City Insurance Company.

• the ratio of gross premiums written to statutory surplus will not exceed more than 10.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company, 3.0 to 1.0 in the case of North Pointe Insurance Company and 3.0 to 1.0 in the case of Capital City Insurance Company.
     The Credit Agreement contains negative covenants restricting the Company’s ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of its assets, acquire the stock or assets of another entity or declare or pay any dividends, guaranty the obligations of a third party, incur indebtedness, and make certain investments.
     Maturities of outstanding debt at June 30, 2007 are as follows:

(Dollars in
Year	thousands)
2007	61
2008	130
2009	138
2010	146
2011 and thereafter	22,595

$23,070

7. Contingencies
     The Company has not had any significant changes in contingencies since December 31, 2006.
8. Segment Reporting
     The Company evaluates its operations through three operating segments: commercial lines insurance, personal lines insurance and administrative services.

     The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment as such disclosure would be impracticable. The following are the Company’s revenues and income (loss) before federal income tax expense for the three and six months ended June 30, 2007 and 2006 by operating segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Total Revenues
Commercial lines
Liability	$10,948	$6,172	$20,969	$11,874
Property	3,050	1,852	5,855	3,526
Commercial multi-peril	(107)	6,111	225	11,994
Commercial automobile	1,528	1,478	2,951	3,047
Other	1,039	632	1,918	1,260

Total commercial lines	16,458	16,245	31,918	31,701

Personal lines-homeowners	4,948	4,971	9,567	9,706

Administrative services
Affiliated companies	8,148	7,494	18,415	19,200
Non-affiliated companies	717	434	1,115	887

Total administrative services	8,865	7,928	19,530	20,087

Corporate and eliminations
Investment activity	2,077	1,724	4,365	2,653
Eliminations	(8,148)	(7,494)	(18,415)	(19,200)

Total revenues	$24,200	$23,374	$46,965	$44,947

Income (loss) before federal income tax expense
Commercial lines
Liability	$259	$1,539	$4,334	$6,280
Property	(638)	367	(2,178)	(576)
Commercial multi-peril	234	(1,752)	(3,488)	(3,104)
Commercial automobile	(1,265)	(278)	(1,844)	(793)
Other	101	43	(325)	(250)

Total commercial lines	(1,309)	(81)	(3,501)	1,557

Personal lines
Personal automobile	(13)	(935)	(94)	(2,198)
Homeowners	2,262	(116)	3,018	(1,506)

Total personal lines	2,249	(1,051)	2,924	(3,704)

Administrative services	1,344	1,308	3,560	4,138

Corporate and eliminations
Investment activity	2,077	1,724	4,365	2,653
Other expense, net	(1,056)	(1,147)	(2,031)	(1,414)

Income before federal income tax expense	$3,305	$753	$5,317	$3,230

9. Subsequent Event
     Capital City Holding Company, Inc.
     On July 2, 2007, the Company purchased all of the outstanding capital stock of privately-owned Capital City Holding Company, Inc., a stock property and casualty insurance holding company domiciled in South Carolina, and affiliated South Carolina corporations: Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., Charter Premium Audits, Inc. and Capital Collection Services, Inc. (collectively, “Capital City entities”). Capital City Holding Company, Inc. owns Capital City Insurance Company, Inc., a South Carolina property and casualty insurance company that specializes in workers compensation and commercial specialty coverages for the forestry industry. Additionally, the Capital City entities offer property and casualty insurance to individuals and small-to-medium sized businesses in the southeastern United States and performs agency and ancillary services in connection with such business. Rated B++ by A.M. Best, the Capital City entities have a network of 130 independent agents, as well as two affiliates that serve as product distributors. The purchase price for the Capital City entities was approximately $41,000,000, financed by $17,000,000 in cash and $24,000,000 in short-term debt.
     The acquisition of the Capital City entities will be recorded in accordance with the provisions of SFAS No. 141, “Business Combinations.” In that regard, the operating results of the acquired companies will be included in the Company’s consolidated financial statements beginning July 2, 2007.

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
Note on Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
▪	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

▪	our ability to accurately price the risks we underwrite;

▪	the establishment of adequate loss and loss adjustment expense reserves;

▪	our ability to successfully integrate our acquisition of the Capital City entities;

▪	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

▪	retention and recruiting of independent agents and the potential loss of key personnel;

▪	failure to pay claims accurately;

▪	risks associated with high concentration of our business in certain geographic markets;

▪	inability to implement our growth strategies;

▪	the occurrence of severe weather conditions and other catastrophes;

▪	the cyclical and seasonal nature of the industries within which we operate;

▪	intense competition with other insurance companies;

▪	our ability to obtain and retain trade association endorsements;

▪	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

▪	existing and future regulations by local, state, and federal governments;

▪	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

▪	ratings of our insurance company subsidiaries by A.M. Best;

▪	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

▪	adverse market conditions that could negatively impact our investment portfolio;

▪	reliance on information technology and telecommunication systems;

▪	our limited history writing homeowners insurance policies in Florida;

▪	changes in insurance-related laws and regulations;

▪	our ability to implement and maintain adequate internal controls in our business;

▪	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described under the caption “Risk Factors” in the Prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220) and any past or subsequent filings on Forms 10-K, 10-Q and 8-K.
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
Critical Accounting Estimates
     We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. The accounting estimates and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are those that we consider to be our critical accounting estimates. As of June 30, 2007, there have been no material changes with respect to any of our critical accounting estimates.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006
     Results of Operations
     We evaluate the performance of our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums written. We measure our profitability by examining our net income, loss ratios, expense ratios and combined ratios. This table provides financial results and key measures. In discussing the trends in our financial results, we refer principally to the information contained in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Gross premiums written:
Commercial lines	$20,212	$18,559	$39,479	$39,550
Personal lines	2,928	3,623	22,519	28,200

Total gross premiums written	23,140	22,182	61,998	67,750

Net premiums written:
Commercial lines	18,268	14,212	37,538	29,887
Personal lines	1,160	657	18,550	22,138

Total net premiums written	19,428	14,869	56,088	52,025

Revenues:
Net premiums earned:
Commercial lines	16,458	16,245	31,918	31,701
Personal lines	4,948	4,971	9,567	9,706

Total net premiums earned	21,406	21,216	41,485	41,407
Investment income, net	1,832	1,702	3,873	3,000
Net realized capital gains (losses)	245	22	492	(347)
Other income	717	434	1,115	887

Total revenues	24,200	23,374	46,965	44,947

Expenses:
Losses and loss adjustment expenses, net	9,683	10,528	19,544	20,022
Policy acquisition costs	6,064	5,646	12,055	11,293
Other underwriting and operating expenses	4,647	5,985	9,062	9,691
Interest expense	501	462	987	711

Total expenses	20,895	22,621	41,648	41,717

Income before federal income tax expense	3,305	753	5,317	3,230
Federal income tax expense	982	284	1,652	1,134

Net income	$2,323	$469	$3,665	$2,096

Loss ratio:
Commercial lines	54.4%	50.4%	56.2%	42.3%
Personal lines	14.9%	47.0%	16.9%	68.0%
Aggregate	43.8%	48.6%	45.9%	47.3%
Expense ratio	48.4%	53.7%	49.6%	49.6%
Combined ratio	92.2%	102.3%	95.5%	96.9%

     Overview
     Net income for the three months ended June 30, 2007 was $2.3 million as compared to $469,000 for the three months ended June 30, 2006, an increase of $1.9 million. The increase in net income resulted primarily from a $1.1 million after-tax decrease in total expenses and a $545,000 after-tax increase in total revenues. The decrease in total expenses was primarily attributable to a decrease in loss and loss adjustment expenses of $558,000 after-tax, and a $883,000 after-tax decrease in other underwriting and operating expenses, offset by other smaller increases in policy acquisition costs and interest expense. The increase in total revenues was evenly spread between net premiums earned, investment income (including realized gains and losses), and other income.
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
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Gross premiums written for the three months ended June 30, 2007 were $23.1 million as compared to $22.2 million for the three months ended June 30, 2006, an increase of $958,000, or 4.3%. This increase is attributable to an increase of $1.6 million in gross premiums written in our commercial lines segment, partially offset by a decrease of $695,000 in gross premiums written in our personal lines segment, for reasons described below.
     Gross premiums written in our commercial lines segment for the three months ended June 30, 2007 were $20.2 million as compared to $18.6 million for the corresponding period in 2006, an increase of $1.6 million, or 8.6%. This increase is due to the addition of a large independent agent who began writing in the third quarter of 2006 and wrote $868,000 for the three months ended June 30, 2006. Additionally, the Company has begun expanding our bowling program and, as a result, gross premiums written for this line of business increased $676,000 for the 3 months ended June 30, 2007 compared to the same period in 2006.
     Gross premiums written in our personal lines segment for the three months ended June 30, 2007 were $2.9 million as compared to $3.6 million for the corresponding period in 2006, a decrease of $695,000, or 19.2%. This decrease in gross premiums written was primarily attributable to our Florida homeowners line which decreased by 44.1% as a result of underwriting changes put in place to reduce our catastrophe exposure by limiting the amount of older construction homes within this line of business. Our Florida homeowners line comprised $1.4 million and $2.5 million of the total gross premiums written in our personal lines segment for the second quarter of 2007 and 2006, respectively. Substantially all of our Florida homeowners line renews in the first quarter resulting in a disproportionate amount of gross premiums written in the first quarter as compared to the whole year. The decrease in gross premiums written in our Florida homeowners line was partially offset by increases in our Midwest homeowners line and the creation of the Western homeowners line which we began writing in the fourth quarter of 2006.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Gross premiums written for the six months ended June 30, 2007 were $62.0 million as compared to $67.8 million for the six months ended June 30, 2006, a decrease of $5.8 million, or 8.6%. This decrease was primarily attributable to a decrease of $5.7 million in gross premiums written in our personal lines segment. There was no significant change in the gross premiums written in our commercial lines segment for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
     Gross premiums written in our personal lines segment for the six months ended June 30, 2007 were $22.5 million as compared to $28.2 million for the corresponding period in 2006, a decrease of $5.7 million, or 20.2%. This decrease in gross premiums written was primarily attributable to a $6.3 million decrease in our Florida homeowners line which decreased by 24.3% from June 30, 2007 as compared to the same period in 2006 as a result of underwriting changes put in place to reduce our catastrophe exposure by limiting the amount of older construction homes within this line of business. Our Florida homeowners line comprised $19.7 million and $25.9 million of the total gross premiums written in our personal lines segment for the six months ended June 30, 2007 and 2006, respectively. The decrease in gross premiums written in our Florida homeowners line was partially offset by a small increase in our Midwest homeowners line and the creation of the Western homeowners line which we began writing in the fourth quarter of 2006.
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

     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Net premiums written for the three months ended June 30, 2007 were $19.4 million as compared to $14.9 million for the three months ended June 30, 2006, an increase of $4.5 million, or 30.2%. The increase in net premiums written was primarily attributable to a decrease in premiums ceded to reinsurers in addition to an increase in gross premiums written (as discussed above). Ceded premiums written for the three months ended June 30, 2007 were $3.7 million as compared to $7.3 million for the corresponding period in 2006, a decrease of $3.6 million, or 49.3%. The decrease in ceded premiums is discussed below.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Net premiums written for the six months ended June 30, 2007 were $56.1 million as compared to $52.0 million for the corresponding period in 2006, an increase of $4.1 million, or 7.9%. The increase in net premiums written was primarily attributable to a decrease in premiums ceded to reinsurers. Ceded premiums written for the six months ended June 30, 2007 were $5.9 million (or 9.5% of gross premiums written) as compared to $15.7 million (or 23.2% of gross premiums written) for the corresponding period in 2006, a $9.8 million decrease, or 62.4%. The decrease in ceded premiums written is primarily due to decreased ceding rates. For example, in our master reinsurance treaty agreement which provides 100% coverage up to $1.0 million, we ceded 10.7% of gross premium written in 2006 and we ceded 3.0% to 3.3% of gross premium written in the first six months of 2007. Additionally, we are no longer writing the crop program in which we ceded 98% of our gross premiums written in 2006.
     Net Premiums Earned
     Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy. Ceded premiums earned reduce gross premiums earned to arrive at net premiums earned.
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Net premiums earned for the three months ended June 30, 2007 were $21.4 million as compared to $21.2 million for the three months ended June 30, 2006, an increase of $190,000, or 0.9%. The increase in net premiums earned is primarily attributable to a decrease in ceded premiums earned, partially offset by a decrease in gross premiums earned. For the three months ended June 30, 2007, ceded premiums earned were $4.0 million as compared to $7.4 million for the corresponding period in 2006, a decrease of $3.4 million, or 45.9%. The decrease in ceded premiums earned was primarily attributable to the decrease in ceded premiums written discussed above.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Net premiums earned for the six months ended June 30, 2007 were $41.5 million as compared to $41.4 million for the six months ended June 30, 2006, an increase of $78,000, or 0.2%. The negligible change in net premiums earned resulted from a decrease in gross premiums earned offset by a decrease in ceded premiums earned.
     Our premiums earned by segment, for the three and six months ended June 30, 2007 and 2006, are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Gross premiums earned:
Commercial lines	$18,681	$20,656	$36,985	$40,374
Personal lines	6,727	7,918	13,757	15,728

Total	25,408	28,574	50,742	56,102

Ceded premiums earned:
Commercial lines	2,223	4,411	5,067	8,673
Personal lines	1,779	2,947	4,190	6,022

Total	4,002	7,358	9,257	14,695

Net premiums earned:
Commercial lines	16,458	16,245	31,918	31,701
Personal lines	4,948	4,971	9,567	9,706

Total	$21,406	$21,216	$41,485	$41,407

     Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Net investment income for the three months ended June 30, 2007 was $1.8 million as compared to $1.7 million for the three months ended June 30, 2006, an increase of $130,000, or 7.6%. The increase in net investment income was attributable to an increase in our average cash and invested assets balance.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Net investment income for the six months ended June 30, 2007 was $3.9 million as compared to $3.0 million for the six months ended June 30, 2006, an increase of $873,000, or 29.1%. The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized pre-tax yield from 3.9% in the first half of 2006 to 4.6% in the first half of 2007. Average cash and invested assets for the first half of 2007 was $170.2 million as compared to $152.9 million for the first half of 2006.
     The increase in the average yield for the first half of 2007 as compared to the corresponding period of 2006 was attributable to an increase in the prevailing market interest rates. The average duration of our debt securities portfolio was 3.2 and 3.5 years as of June 30, 2007 and 2006, respectively. The yield-to-earliest call date of our debt securities portfolio was 5.4% as of June 30, 2007.
     Net Realized Gains and Losses on Investments
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Realized gains, net of realized losses, on the disposition of investments for the three months ended June 30, 2007 were $245,000 as compared to net realized losses of $22,000 for the three months ended June 30, 2006 (see discussion below).
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Realized gains, net of realized losses, on the disposition of investments (primarily common stocks) for the six months ended June 30, 2007 were $492,000 as compared to net realized losses of $347,000 for the corresponding period in 2006. While there has been approximately the same volume of activity in the stock portfolio each year, the stock market has performed much better in 2007 than in 2006. For example in June 2007, the S&P 500 Index exceeded its previous high set in March 2000. Our investment managers have capitalized on these positive market conditions.
     Other Income
     Other income is substantially generated from commissions earned on policies written by one of our wholly-owned managing general agents for unrelated insurance companies, policy or inspection fees charged on our personal homeowners and commercial policies, and premium finance charges.
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Other income for the three months ended June 30, 2007 was $717,000 as compared to $434,000 for the three months ended June 30, 2006, an increase of $283,000, or 65.2%, and included $300,000 of life insurance proceeds on a former officer of the Company.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Other income for the six months ended June 30, 2007 were $1.1 million as compared to $887,000 for the six months ended June 30, 2006, an increase of $228,000, or 25.7%, and included $300,000 of life insurance proceeds on a former officer of the Company.

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
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Losses and loss adjustment expenses for the three months ended June 30, 2007 were $9.7 million as compared to $10.5 million for the three months ended June 30, 2006, a decrease of $845,000, or 8.0%. Our loss ratio for the three months ended June 30, 2007 was 43.8% as compared to 48.6% for the corresponding period in 2006. Losses and loss adjustment expenses were decreased by $390,000 of favorable reserve development for the three months ended June 30, 2007 as compared to $847,000 of adverse reserve development for the corresponding period in 2006.
     The loss ratio for our commercial lines segment for the three months ended June 30, 2007 was 54.4% as compared to 50.4% for the corresponding period in 2006. The increase in the loss ratio was substantially attributable to increased losses and loss adjustment expenses offset by decreased ceded premiums earned. Loss and loss adjustment expenses include $329,000 of favorable reserve development in the second quarter of 2007 as compared to $318,000 of adverse reserve development in the corresponding period in 2006.
     The loss ratio for our personal lines segment for the three months ended June 30, 2007 was 14.9% as compared to 47.0% for the corresponding period in 2006. The decrease in the loss ratio was substantially attributable to a decrease in ceded premiums earned and favorable reserve development. Losses and loss adjustment expenses include $61,000 of favorable reserve development in the second quarter of 2007 as compared to $529,000 of adverse reserve development in the corresponding period in 2006. The favorable development in the second quarter of 2007 consisted of $88,000 of favorable development in homeowners, partially offset by adverse development in fire and personal auto.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Losses and loss adjustment expenses for the six months ended June 30, 2007 were $19.5 million as compared to $20.0 million for the six months ended June 30, 2006, a decrease of $478,000, or 2.4%. Our loss ratio for the six months ended June 30, 2007 was 45.9% as compared to 47.3% for the corresponding period in 2006. Losses and loss adjustment expenses were reduced by $1.8 million of favorable reserve development for the six months ended June 30, 2007 as compared to $1.5 million of favorable reserve development for the corresponding period in 2006.
     The impact of the reserve development on our loss ratios for all lines of business for the six months ended June 30, 2007 and 2006 is provided below.

All Lines	2007	2006
Loss ratios before effects of reserve development	50.1%	50.8%
Decrease in loss ratios attributable to reserve development	(4.2)	(3.5)

Total lines loss ratios	45.9%	47.3%

     The loss ratio for our commercial lines segment for the six months ended June 30, 2007 was 56.2% as compared to 42.3% for the corresponding period in 2006. The increase in the loss ratio was substantially attributable to an increase in losses and loss adjustment expenses, a decrease in ceded premiums earned and a decrease in favorable reserve development.
     Favorable development from prior period reserve estimates reduced losses and loss adjustment expenses in our commercial lines segment by $632,000 in the six months ended June 30, 2007 as compared to $3.0 million for the corresponding period in 2006. The $632,000 of favorable development in the six months ended June 30, 2007 was primarily attributable to $1.0 million of favorable development in both our liquor liability and commercial multi peril coverages (of which $923,000 and $819,000 were generated in the 2005 and 2006 accident years, respectively) and $259,000 of favorable development in our inland marine, workers compensation, accident and health and auto physical damage coverages collectively. These redundancies were partially offset by $1.5 million of adverse development in our liability and commercial auto coverages collectively, primarily attributable to the 2004 through 2006 accident years.

     The impact of the reserve development on our commercial lines loss ratios for the six months ended June 30, 2007 and 2006 is provided below.

Commercial Lines	2007	2006
Loss ratios before effects of reserve development	58.2%	51.6%
Decrease in loss ratios attributable to reserve development	(2.0)	(9.3)

Total commercial lines loss ratios	56.2%	42.3%

     The loss ratio for our personal lines segment for the six months ended June 30, 2007 was 16.9% as compared to 68.0% for the corresponding period in 2006. The decrease in the loss ratio was substantially attributable to a $4.7 million decrease in losses and loss adjustment expenses in our personal lines segment as well as a $2.6 million increase in favorable development.
     Favorable development of prior period reserve estimates decreased losses and loss adjustment expenses in our personal lines segment by $1.1 million in the six months ended June 30, 2007 as compared to $1.5 million of adverse development for the corresponding period in 2006. The $1.1 million favorable development was substantially attributable to $1.3 million of favorable development in our fire, homeowners and personal auto other liability coverages collectively, partially offset by $186,000 of adverse development in our personal auto and personal injury protection coverages.
     The $1.1 million favorable development was primarily generated in the 2005 and 2006 accident years within our fire, homeowners and personal auto other liability coverages. Our personal auto coverage requires more years to fully develop and the case reserves generally are subject to greater uncertainty than for property coverages.
     The impact of the reserve development on our personal lines loss ratios for the six months ended June 30, 2007 and 2006 is provided below.

Personal Lines	2007	2006
Loss ratios before effects of reserve development	28.8%	52.9%
(Decrease) increase in loss ratios attributable to reserve development	(11.9)	15.1%

Total personal lines loss ratios	16.9%	68.0%

     Policy Acquisition Costs
     Commissions generally represent approximately 70% of our total policy acquisition costs, with the remaining 30% attributable to administrative expenses directly related to the marketing and issuance of insurance policies. Policy acquisition costs are capitalized and amortized over the life of the related policy.
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Policy acquisition costs for the three months ended June 30, 2007 were $6.1 million as compared to $5.6 million for the three months ended June 30, 2006, an increase of $418,000, or 7.4%. The increase in policy acquisition costs resulted from expansion into the Western region (Arizona and Hawaii) in which the costs of conducting business are higher.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Policy acquisition costs for the six months ended June 30, 2007 was $12.1 million and as compared to $11.3 for the six month ended June 30, 2006, an increase of $762,000, or 6.7%. The increase in policy acquisition costs resulted from expansion into the Western region (Arizona and Hawaii) in which the costs of conducting business are higher.
     Other Underwriting and Operating Expenses
     Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and, therefore, do not vary significantly with premium volume.

     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Other underwriting and operating expenses for the three months ended June 30, 2007 were $4.6 million as compared to $6.0 million for the three months ended June 30, 2006, a decrease of $1.4 million, or 23.3%. This decrease was primarily attributable to significantly fewer mandatory assessments (i.e. Florida Insurance Guaranty Assessment-FIGA) at June 2007 compared to June 2006.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Other underwriting and operating expenses for the six months ended June 30, 2007 were $9.1 million as compared to $9.7 million for the six months ended June 30, 2006, a decrease of $629,000, or 6.5%. This decrease was primarily attributable to significantly fewer mandatory assessments (i.e. FIGA) at June 2007 compared to June 2006.
     Interest Expense
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Interest expense for the three months ended June 30, 2007 was $501,000 as compared to $462,000 for the three months ended June 30, 2006, an increase of $39,000, or 8.4%.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Interest expense for the six months ended June 30, 2007 was $987,000 as compared to $711,000 for the six months ended June 30, 2006, an increase of $276,000, or 38.8%. The increase in interest expense was primarily attributable to the interest incurred on the $20.6 million junior subordinated note for two full quarters in 2007 as compared to a full quarter plus a fraction of a quarter in 2006. Additionally, $57,000 in interest expense related to the adoption of FIN 48 was recognized in the first quarter of 2007.
     Federal Income Tax Expense
     Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006. Federal income tax expense for the three months ended June 30, 2007 was $982,000 representing an effective tax rate of 29.7%. Federal income tax expense for the three months ended June 30, 2006 was $284,000, representing an effective tax rate of 37.7%. The statutory rate is 34.0%. Our effective rate for the three months ended June 30, 2007 was lower than the statutory rate because of the receipt of life insurance proceeds which are not taxable. For the three months ended June 30, 2006, our effective tax rate was substantially similar to our statutory rate of 34%.
     Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006. Federal income tax expense for the six months ended June 30, 2007 was $1.7 million, representing an effective tax rate of 31.1%. Federal income tax expense for the six months ended June 30, 2006 was $1.1 million, representing an effective tax rate of 35.1%. Our statutory rate is 34.0%. Our effective rate for the six months ended June 30, 2007 was slightly lower than the statutory rate due to the receipt of life insurance proceeds which are not taxable. For the six months ended June 30, 2006, our effective tax rate approximated the statutory rate of 34%.
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
     Our non-insurance company subsidiaries provide management and administration services to our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $10.3 million and $11.4 million for the six months ended June 30, 2007 and 2006, respectively. Our non-insurance company subsidiaries also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $1.1 million and $887,000 for the six months ended June 30, 2007 and 2006, respectively. There were no material non-cash components of our non-insurance company subsidiary revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
     The primary obligations of our non-insurance company subsidiaries are salaries, administration expenses and debt service obligations. Our non-insurance company subsidiaries incurred salary and administrative expenses totaling $5.8 million and $5.4 million for the six months ended June 30, 2007 and 2006, respectively. Our minimum principal and interest payments for our outstanding debt obligations were $1.0 million and $707,000 for the six months ended June 30, 2007 and 2006, respectively.
     The Company obtained consents and waivers from its senior lenders acknowledging that the purchase of its equity interest in and issuance of subordinated debt securities to NP Trust and the guaranty of the NP Trust’s preferred securities would not constitute an event of default under the senior credit facility.
     Cash Flows
     Net cash provided by operating activities for the six months ended June 30, 2007 was $11.5 million as compared to $6.5 million for the corresponding period in 2006, an increase of $5.0 million. This increase in cash was primarily attributable to a $4.1 million increase in premiums collected, net of ceded premiums paid, and a $1.3 million increase in cash from investment income.
     Net cash provided by investing activities for the six months ended June 30, 2007 was $7.5 million and was attributable to $7.7 million of cash from investment portfolio sales and other dispositions in excess of cash used in investment portfolio purchases, offset by $237,000 of cash used to purchase fixed assets. Net cash used in investing activities for the six months ended June 30, 2006 was $13.7 million and was attributable to $11.9 million of cash used in investment portfolio purchases in excess of investment portfolio sales and other dispositions, $620,000 of cash contributed to NP Trust , and $1.2 million of cash used to purchase fixed assets.
     Net cash used in financing activities for the six months ended June 30, 2007 was $61,000, debt repayments exceeding net borrowings. Net cash provided by financing activities for the six months ended June 30, 2006 was $17.5 million and was attributable to $19.9 million in proceeds (net of $690,000 of costs) received from the issuance of the subordinated debentures (in conjunction with the issuance of the trust preferred securities), partially offset by $2.4 million in net debt repayments.
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
     Contractual Obligations and Commitments
     We had no significant changes in our contractual obligations and commitments since December 31, 2006.
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

     Our cash and investment portfolio as of June 30, 2007 and December 31, 2006, respectively, is summarized as follows:

	As of June 30, 2007		As of December 31, 2006
		Percent of		Percent of
	Amount	portfolio	Amount	portfolio
	(Dollars in thousands)
Fixed Income:
U.S. governmental and agency securities	$24,995	14.1%	$30,526	18.4%
Foreign governmental	297	0.2%	300	0.1%
Corporate securities	27,363	15.4%	29,421	17.7%
Municipal securities	6,877	3.9%	7,035	4.2%
Mortgage-backed securities	30,601	17.3%	32,360	19.5%
Asset-backed	8,207	4.6%	7,692	4.7%

Total fixed-income	98,340	55.5%	107,334	64.6%
Cash, cash equivalents and restricted cash	65,006	36.7%	46,039	27.8%
Equity securities — common shares	12,322	6.9%	11,376	6.9%
Other investments	1,647	0.9%	1,088	0.7%

Total	$177,315	100.0%	$165,837	100.0%

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
     The gross unrealized losses of our investments as of June 30, 2007 and the period of time such investments were in a loss position are as follows:

	As of June 30, 2007
	Less than 12 months		12 months or More		Total
		Gros		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
U.S. governmental and agency securities	$7,379	$50	$10,351	$191	$17,730	$241
Foreign governmental	—	—	297	8	297	8
Corporate securities	5,304	97	20,553	792	25,857	889
Municipal securities	6,877	92	—	—	6,877	92
Mortgage-backed securities	2,576	31	24,276	1,008	26,852	1,039
Asset-backed	2,504	10	3,906	77	6,410	87

Total debt securities	$24,640	$280	$59,383	$2,076	$84,023	$2,356

Equity securities	$1,333	$69	$42	$3	$1,375	$72

Unpaid Losses and Loss Adjustment Expenses
     At June 30, 2007, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $54.6 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves.
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
     Such changes in key assumptions would have increased or decreased net reserves as of June 30, 2007 by $4.3 million or $2.7 million, respectively. If net reserves were $4.3 million greater as of June 30, 2007, our net income for the six months ended June 30, 2007 and shareholders’ equity as of June 30, 2007 would have been lower by $2.8 million. Conversely, if net reserves were $2.7 million lower as of June 30, 2007, our net income for the six months ended June 30, 2007 and shareholders’ equity as of June 30, 2007 would have been greater by $1.8 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.
     The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of June 30, 2007 and in total as of December 31, 2006.

	Net Reserves at June 30, 2007			Total Net
	Personal	Commercial		Reserves at
	Lines	Lines		December 31,
	Segment	Segment	Total	2006
	(Dollars in thousands)
High end of range	$3,614	$55,224	$58,838	$60,715
Carried reserves	3,486	51,065	54,551	56,434
Low end of range	3,381	48,456	51,837	53,672

     The table below presents a breakdown of our insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for IBNR losses:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Case:
Commercial lines products
Liability	$12,343	$12,061
Property	5,744	9,643
Commercial multi-peril	11,766	14,483
Commercial automobile	3,737	3,705
Other	1,215	1,063

Total commercial lines	34,805	40,955

Personal lines products
Personal automobile	3,995	4,758
Homeowners	2,106	2,713

Total personal lines	6,101	7,471

Total case reserves	$40,906	$48,426

IBNR:
Commercial lines products
Liability	$18,624	$12,042
Property	841	786
Commercial multi-peril	9,050	18,628
Commercial automobile	3,117	2,851
Other	977	511

Total commercial lines	32,609	34,818

Personal lines products
Personal automobile	3,046	4,015
Homeowners	667	2,496

Total personal lines	3,713	6,511

Total IBNR reserves	$36,322	$41,329

Total:
Commercial lines products
Liability	$30,967	$24,103
Property	6,585	10,429
Commercial multi-peril	20,816	33,111
Commercial automobile	6,854	6,556
Other	2,192	1,574

Total commercial lines	67,414	75,773

Personal lines products
Personal automobile	7,041	8,773
Homeowners	2,773	5,209

Total personal lines	9,814	13,982

Total gross reserves	$77,228	$89,755

     The $12.5 million decrease in total gross reserves as of June 30, 2007 as compared to December 31, 2006 was primarily attributable to decreased case reserves and IBNR due to fewer catastrophic losses as well as favorable reserve development in our commercial and personal lines.
     We regularly update reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior period reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the three months and six months ended June 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Gross reserves, beginning of period	$83,758	$107,809	$89,755	$117,778
Less reinsurance recoverables, excluding Citizens’ assessment (1)	27,337	49,898	33,321	60,034

Net balance	56,421	57,911	56,434	57,744
Incurred related to
Current year	10,073	9,681	21,314	21,518
Prior years	(390)	847	(1,770)	(1,496)

Total incurred	9,683	10,528	19,544	20,022

Paid related to
Current year	4,815	3,951	6,700	6,087
Prior years	6,738	5,069	14,727	12,260

Total paid	11,553	9,020	21,427	18,347

Net balance, end of period	54,551	59,419	54,551	59,419
Plus reinsurance recoverables, excluding Citizens’ assessment (1)	22,677	37,010	22,677	37,010

Gross reserves, end of period	$77,228	$96,429	$77,228	$96,429

(1)	For the purpose of comparability at June 30, 2006, the Citizens assessment of $671,000 is excluded from the reinsurance recoverable amounts in the above summary.
Reinsurance
     Our Florida homeowners catastrophe reinsurance agreements expired on May 31, 2007 and were replaced with new reinsurance contracts effective June 1, 2007. The new reinsurance contracts rely largely upon the Florida Hurricane Catastrophe Fund, or FHCF, which is a state-sponsored reinsurance program. Both Home Pointe and North Pointe Casualty offer coverage within our Florida homeowners line of business. Each company maintains a separate contract with the FHCF and accordingly has separate retentions. In addition, we obtained private catastrophe reinsurance to provide additional coverage above the FHCF limit and to cover some of the retention inherent in the FHCF agreements. The private reinsurance was obtained for Home Pointe only. Home Pointe Insurance obtained more catastrophe coverage than North Pointe Casualty because it carries 99.1% of our Florida homeowners exposure.
     The FHCF provides Home Pointe 100% coverage for up to approximately $2.3 million in losses in excess of an approximate $3.6 million retention. This is referred to as the “FHCF Buy-down Layer.” In addition, the FHCF provides Home Pointe 90% coverage for up to approximately $17.1 million in losses in excess of an approximate $5.9 million retention in what is known as the “FHCF Main Layer,” and 90% coverage for approximately $10.2 million in losses in excess of an approximate $23.0 million retention in what is known as “FHCF TICL Layer.” The FHCF provides North Pointe Casualty 90% coverage for up to approximately $83,000 of losses in excess of an approximate $29,000 retention in the “FHCF Main Layer,” and 90% coverage for approximately $64,000 in losses in excess of an approximate $112,000 in the “FHCF TICL Layer.” The FHCF Buy-down Layer coverage provides for one automatic reinstatement with no additional premiums required. There is no reinstatement for the remaining FHCF coverage. However, under-utilized coverage from a catastrophe event can be carried over to other catastrophe events subsequently occurring within the same contract year.
     The private reinsurance obtained for Home Pointe provides 10.0% coverage for approximately $27.3 million in losses in excess of an approximate $5.9 million retention and provides 100% coverage for up to approximately $27.8 million in losses in excess of an approximate $33.2 million retention. The $5.9 million in losses covered by the FHCF Buy-down Layer is counted as retention for purposes of the private reinsurance even though the FHCF pays those losses. The private reinsurance provides for a reinstatement for the reinsurance utilized and requires reinstatement premiums to be equal to 100% of the original premiums paid, calculated on a pro rata basis, based on the coverage utilized.
     The total cost of catastrophe reinsurance for our Florida homeowners line in this new contract term is expected to be lower in cost compared to the preceding twelve-month term. Catastrophe loss modeling places the risk of exceeding the limits on our Florida homeowners catastrophe reinsurance to require a storm intensity and placement that is estimated to occur approximately only once every 100 years, commonly referred to as a one in one hundred-year storm.
     Our commercial and Midwest homeowners catastrophe reinsurance agreements expired on June 30, 2007 and were replaced with new reinsurance contracts effective July 1, 2007. Our new commercial and Midwest homeowners catastrophe reinsurance agreements provide 100% coverage for up to $20.0 million in losses in excess of a $5.0 million retention. This includes one mandatory reinstatement for the reinsurance utilized and requires reinstatement premiums to be equal to 100% of the original premiums paid, calculated on a pro rata basis, based on the coverage utilized.
     Our commercial and Midwest homeowners catastrophe reinsurance is expected to cost us less than in the preceding twelve-month term. Although our exposure to expenses from net losses has decreased, it is not possible to predict what the net losses and loss adjustment expenses will be. Catastrophe loss modeling places the risk of exceeding the limits on our commercial and Midwest homeowners catastrophe reinsurance to require a storm intensity and placement that is estimated to occur approximately only once every 250 years, commonly referred to as a one in two hundred fifty-year storm.
North Pointe Insurance has begun a new workers compensation program concentrating on Michigan business. Reinsurance for this new coverage is effective May 1, 2007 and provides 100% coverage for up to $14.0 million in losses in excess of $1.0 million retention.
Contingencies
     We have not had any significant changes to our contingencies since December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
     Interest Rate Risk
     Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of June 30, 2007 was 3.2 years.
     The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of June 30, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of June 30, 2007	Fair Value	Fair Value	Fair Value	Equity
	(Dollars in thousands)
200 basis point increase	$91,219	$(7,121)	(7.2)%	(1.9)%
100 basis point increase	94,763	(3,577)	(3.6)	(0.9)
No Change	98,340	—	—	—
100 basis point decrease	101,830	3,490	3.5	0.9
200 basis point decrease	105,029	6,689	6.8	1.7
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
     At June 30, 2007 and December 31, 2006, amounts due us from reinsurers were $33.2 million and $49.4 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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
     In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
     Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s annual meeting of shareholders on June 5, 2007 the following nominees were elected to the Board of Directors:

Name	Votes For	Votes Withheld
B. Matthew Petcoff	8,787,019	96,440

Dr. Joon S. Moon	8,787,519	95,940

Joseph D. Sarafa	8,883,459	—
The terms of James G. Petcoff, R. Jamison Williams, Jr., Julius A. Otten, Richard J. Lindberg and Jorge J. Morales remained in effect and continued after the meeting.
     The following other matters were approved at the Annual Meeting:
     Ratification of the continuation of Deloitte & Touche LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2007:

Votes For	8,802,191
Votes Against	79,600
Abstentions	1,668

Total	8,883,459
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Exhibit
4.1	Amendment No. 2 to the Second Amendment and Restated Credit Agreement, dated as of July 2, 2007, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.

4.2	$10,500,000 Revolving Credit Note, dated as of July 2, 2007, made by North Pointe Holdings Corporation in favor of Fifth Third Bank.

4.3	$10,500,000 Revolving Credit Note, dated July 2, 2007, made by North Pointe Holdings Corporation in favor of JPMorgan Chase Bank, N.A.

4.4	$14,000,000 Revolving Credit Note, dated July 2, 2007, made by North Pointe Holdings Corporation in favor of Comerica Bank.

4.5	Stock Pledge Agreement, dated July 2, 2007, by and among Capital City Acquisition Corp. and Comerica Bank, as agent.

4.6	Security Agreement, dated July 2, 2007, by and among Capital City Acquisition Corp., Capital Collection Services, Inc., Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. and Comerica Bank, as agent.

4.7	Form of Guaranty.

10.1	Stock Purchase Agreement by and among Hinton G. Davis, HGD Investment LP, First Venture Holdings, L.L.C., Mary Teresa Davis Tanner, Hinton G. Davis III Grantor Trust, Susan Cheri Davis McMillan, Capital City Acquisition Corp., and North Pointe Holdings Corporation Relating to the Purchase and Sale of 100% of the Capital Stock of Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. Dated as of May 11, 2007.

10.2	First Amendment to the Stock Purchase Agreement by and among Hinton G. Davis, HGD Investment LP, First Venture Holdings, L.L.C., Mary Teresa Davis Tanner, Hinton G. Davis III Grantor Trust, Susan Cheri Davis McMillan, Capital City Acquisition Corp., and North Pointe Holdings Corporation Relating to the Purchase and Sale of 100% of the Capital Stock of Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. Dated as of July 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH POINTE HOLDINGS CORPORATION
Date: August 10, 2007	By:	/s/ James G. Petcoff
James G. Petcoff
Chief Executive Officer, President & Chairman of the Board

Date: August 10, 2007	By:	/s/ Brian J. Roney
Brian J. Roney
Chief Financial Officer & Vice President — Finance (Principal Accounting Officer)