Form 10-Q
period 2007-09-30
NORTH POINTE HOLDINGS CORP
filed 2007-11-13
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 000-51530
North Pointe Holdings Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-3615047

(State or Other Jurisdiction of Incorporation or Organization) 28819 Franklin Road, Southfield, MI	(I.R.S. Employer Identification No.) 48034

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐      No ☑
The number of shares of the Registrant’s common stock outstanding at November 5, 2007 was 8,919,329.

NORTH POINTE HOLDINGS CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
North Pointe Holdings Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2007 (Unaudited) and December 31, 2006

	2007	2006
	(Dollars in thousands)
ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $207,718 and $108,911 in 2007 and 2006, respectively)	$208,002	$107,334
Common stocks, available for sale, at fair value (cost of $10,102 and $9,302 in 2007 and 2006, respectively)	12,543	11,376
Other investments	1,803	1,088

Total investments	222,348	119,798
Cash and cash equivalents	63,162	46,039
Accrued investment income	2,096	1,236
Premiums and agents balances receivable, net	28,172	18,088
Reinsurance recoverables on
Paid losses	6,997	4,168
Unpaid losses	50,181	33,321
Prepaid reinsurance premiums	7,344	11,881
Deferred policy acquisition costs	10,204	8,848
Deferred federal income taxes, net	10,453	5,061
Federal income taxes recoverable	1,485	523
Fixed assets, net of accumulated depreciation	5,799	5,946
Goodwill	8,002	—
Prepaid expenses and other assets	3,273	2,668

Total assets	$419,516	$257,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$170,656	$89,755
Unearned premiums	59,644	42,320
Debt	56,509	23,131
Amounts due to reinsurers	1,787	1,930
Accrued expenses and other liabilities	26,553	7,122
Amounts withheld for others	9,342	114
Premiums in advance	545	4,970

Total liabilities	325,036	169,342

Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 8,919,329 and 9,122,687 issued and outstanding in 2007 and 2006, respectively	48,881	50,578
Preferred stock, no par value; 5,000,000 shares authorized and 0 issued and outstanding in 2007 and 2006	—	—
Retained earnings	43,801	37,329
Accumulated other comprehensive income:
Net unrealized gains on investments, net of deferred federal income tax expense of $927 and $169 in 2007 and 2006, respectively	1,798	328

Total shareholders’ equity	94,480	88,235

Total liabilities and shareholders’ equity	$419,516	$257,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended September 30, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$34,439	$22,673
Assumed premiums written	1,637	2

Gross premiums written	36,076	22,675
Premiums ceded	(6,396)	(13,962)

Net premiums written	29,680	8,713
Decrease in net unearned premiums	5,013	11,196

Net premiums earned	34,693	19,909
Investment income, net of investment expenses	2,831	1,755
Net realized capital gains	293	81
Fees and other income	3,063	404

Total revenues	40,880	22,149

Expenses
Losses and loss adjustment expenses, net	18,599	7,295
Policy acquisition costs	10,446	5,483
Other underwriting and operating expenses	6,891	5,664
Interest expense	1,048	496

Total expenses	36,984	18,938

Income before federal income tax expense	3,896	3,211
Federal income tax expense	1,089	1,045

Net income	$2,807	$2,166

Earnings Per Share
Basic	$0.32	$0.24
Diluted	0.31	0.24

Weighted average number of common shares outstanding
Basic	8,910,854	9,114,204
Diluted	8,916,869	9,114,915
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(Dollars in thousands,
	except share data)
Revenues
Direct premiums written	$96,435	$90,419
Assumed premiums written	1,639	6

Gross premiums written	98,074	90,425
Premiums ceded	(12,306)	(29,687)

Net premiums written	85,768	60,738
(Increase) decrease in net unearned premiums	(9,590)	578

Net premiums earned	76,178	61,316
Investment income, net of investment expenses	6,704	4,755
Net realized capital gains (losses)	785	(266)
Fees and other income	4,178	1,291

Total revenues	87,845	67,096

Expenses
Losses and loss adjustment expenses, net	38,143	27,317
Policy acquisition costs	22,501	16,776
Other underwriting and operating expenses	15,953	15,355
Interest expense	2,035	1,207

Total expenses	78,632	60,655

Income before federal income tax expense	9,213	6,441
Federal income tax expense	2,741	2,179

Net income	$6,472	$4,262

Earnings Per Share
Basic	$0.72	$0.47
Diluted	0.72	0.47

Weighted average number of common shares outstanding
Basic	9,044,542	9,114,193
Diluted	9,050,180	9,114,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balances, June 30, 2006	$50,398	$34,749	$(1,707)	$83,440
Stock-based employee compensation	82	—	—	82
Comprehensive income
Net income	—	2,166	—	2,166
Unrealized gains on investments, net of deferred federal income tax expense of $824	—	—	1,600	1,600

Total comprehensive income	—	—	—	3,766

Balances, September 30, 2006	$50,480	$36,915	$(107)	$87,288

Balances, June 30, 2007	$48,842	$40,994	$75	$89,911
Retirement of common stock	(93)	—	—	(93)
Stock-based employee compensation	132	—	—	132
Comprehensive income
Net income	—	2,807	—	2,807
Unrealized gains on investments, net of deferred federal income tax expense of $888	—	—	1,723	1,723

Total comprehensive income	—	—	—	4,530

Balances, September 30, 2007	$48,881	$43,801	$1,798	$94,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)
Balances, December 31, 2005	$50,233	$32,653	$(659)	$82,227
Stock-based employee compensation	247	—	—	247
Comprehensive income
Net income	—	4,262	—	4,262
Unrealized gains on investments, net of deferred federal income tax expense of $285	—	—	552	552

Total comprehensive income	—	—	—	4,814

Balances, September 30, 2006	$50,480	$36,915	$(107)	$87,288

Balances, December 31, 2006	$50,578	$37,329	$328	$88,235
Retirement of common stock	(2,135)	—	—	(2,135)
Issuance of common stock	67	—	—	67
Stock-based employee compensation	371	—	—	371
Comprehensive income				—
Net income	—	6,472	—	6,472
Unrealized gains on investments, net of deferred federal income tax expense of $758	—	—	1,470	1,470

Total comprehensive income	—	—	—	7,942

Balances, September 30, 2007	$48,881	$43,801	$1,798	$94,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income	$6,472	$4,262
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	679	636
Net realized (gains) losses on sales and other dispositions of investments	(785)	266
Stock compensation expense	438	247
Deferred federal income tax expense	943	310
Change in assets and liabilities:
Premiums and agents balances receivable, net	243	4,537
Accrued investment income	158	(187)
Reinsurance recoverable, net	13,062	38,683
Prepaid reinsurance premiums	4,537	(4,255)
Deferred policy acquisition costs	(1,356)	1,167
Federal income tax recoverable	(654)	1,868
Prepaid expenses and other assets	(236)	136
Losses and loss adjustment expenses	(13,574)	(27,079)
Unearned premiums	5,911	1,578
Accrued expenses and other liabilities	641	(8,716)
Premiums in advance	(4,514)	(6,714)

Net cash provided by operating activities	11,965	6,739

Cash flows from investing activities
Proceeds from maturities of debt securities	10,468	7,254
Proceeds from sales of debt securities	25,122	27,982
Proceeds from sales of equity securities	4,659	3,898
Purchases of debt securities	(23,438)	(41,468)
Purchases of equity securities	(4,725)	(3,926)
Purchases of fixed assets	(275)	(1,604)
Purchase of other investments	(710)	(51)
Capital contribution to NP Capital Trust I	—	(620)
Purchase of subsidiary, net of cash and cash equivalents from subsidiary acquired of $13,356	(27,187)	—

Net cash used in investing activities	(16,086)	(8,535)

Cash flows from financing activities
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	—	20,661
Proceeds from borrowings	23,983	—
Repayments of debt	(604)	(3,224)
Repurchases of common stock	(2,135)	—

Net cash provided by financing activities	21,244	17,437

Increase in cash and cash equivalents	17,123	15,641
Cash and cash equivalents
Beginning of period	46,039	34,119

End of period	$63,162	$49,760

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,951	$1,168
Taxes	2,452	1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Pointe Holdings Corporation And Subsidiaries
Notes To Condensed Consolidated Financial Statements
1. Basis of Financial Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of North Pointe Holdings Corporation (“North Pointe Holdings” or “the Company”) and its wholly-owned subsidiaries, except for NP Capital Trust I. North Pointe Holdings is a holding company domiciled in the state of Michigan. North Pointe Holdings’ wholly-owned subsidiaries include North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”) and Midfield Insurance Company (“Midfield”). North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), NP Premium Finance Company (“NP Premium”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe”), South Pointe Financial Services, Inc, and Capital City Holding Company, Inc. and subsidiaries (“Capital City”). Capital City is the sole shareholder of Davis Garvin-Agency, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Charter Premium Audits, Inc., and Capital City Insurance Company, Inc. (“Capital City Insurance”). North Pointe Holdings and its consolidated subsidiaries are referred to collectively herein as the “Company.” In addition, the consolidated financial statements include the equity ownership and earnings of NP Capital Trust I (“NP Trust”), a Delaware trust, the common interests in which are 100% owned by North Pointe Holdings.
     On July 2, 2007, North Pointe Holdings completed the purchase of all the outstanding shares of capital stock of Capital City Holding Company, Inc., resulting in Capital City becoming a wholly-owned subsidiary of North Pointe Holdings. This transaction was accounted for by the purchase method of accounting using Capital City’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of Capital City as of July 2, 2007 (See Note 2). Beginning on July 2, 2007, the results of operations and financial condition of Capital City were consolidated with those of North Pointe Holdings. Accordingly, all financial information presented herein for the three months ended and as of September 30, 2007 includes the consolidated accounts of North Pointe Holdings and Capital City. The data herein for interim periods prior to July 2, 2007 and the prior year periods does not include the operations of Capital City.
     On September 14, 2007, the Company filed an Amended Current report on Form 8-K/A that incorporated the audited financial statements and notes for Capital City as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004. The accompanying consolidated financials statements should be read in conjunction with those financial statements and notes.
     The Company’s condensed consolidated financial statements as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited.
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
     The interim financial data for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 30, 2007. Certain prior period amounts have been reclassified to conform with current period presentation.
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
     SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company does not expect to elect to measure any new instruments at fair value under SFAS No. 159, therefore the results of operations or financial position will not be impacted.
     Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109
     In July 2006, the FASB issued Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 (See Note 5).

2. Acquisitions
     On July 2, 2007, North Pointe Holdings completed its acquisition of Capital City Holding Company, Inc., a stock property and casualty insurance holding company and South Carolina corporation, and it’s subsidiaries. The Capital City entities offer property and casualty insurance generally to individuals and small to medium sized businesses in the southeastern United States, and perform insurance agency and other ancillary services in connection with the insurance business. The primary reasons for the acquisition were, among other things, a) to gain a stronger presence in a new customer segment; b) to further expand in the Southeast region; and c) to strengthen the combined Company’s position as a leading provider of property and casualty insurance products. The purchase price for the Capital City entities was $41.0 million, subject to a $4.0 million holdback to cover certain reserve related indemnification claims.
     The estimated fair value of identifiable assets and liabilities acquired on July 2, 2007 were as follows:

Fair value of assets acquired	$176,968
Fair value of liabilities acquired	143,877

Fair value of net assets acquired	33,091
Total purchase price, including expenses	41,093

Resulting goodwill	$8,002
The Company has not finalized its determination of the fair value of certain acquired assets and liabilities assumed, including the identification and allocation of fair value to any intangible assets, and will adjust goodwill upon completion of the valuation process. The Company has not yet determined the amount of goodwill expected to be deductible for tax purposes, if any. All of the goodwill has been allocated to the commercial lines segment pending final allocations.
     Supplemental unaudited pro forma information presents the combined results of operation for the nine-month period ended September 30, 2007, which assumes that the Capital City acquisition had occurred as of January 1, 2007, and for the twelve-month period ended December 31, 2006, which assumes the Capital City acquisition had occurred as of January 1, 2006, follows. This pro forma information is not necessarily indicative of what would have occurred had the acquisition been made on the dates indicated, or of future results of the Company.

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2007	2006	2006
	(In millions, except per share data)

Revenue	$118,581	$137,545	$150,966
Net income	5,916	8,251	8,511
Net income per share - basic	0.65	0.91	0.93
Net income per share - diluted	0.65	0.91	0.93
3. Earnings Per Share
     Set forth below is the basic and diluted earnings per share calculation, including a reconciliation between the number of weighted average common shares outstanding and the weighted average common shares used in computing basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share data)
Net income	$2,807	$2,166	$6,472	$4,262

Weighted average shares outstanding	8,924,573	9,122,687	9,058,498	9,118,907
Unvested restricted stock	(13,719)	(8,483)	(13,956)	(4,714)

Weighted average shares outstanding used for Basic EPS	8,910,854	9,114,204	9,044,542	9,114,193
Dilutive effect of restricted stock	6,015	711	5,638	568

Weighted average shares outstanding used for Diluted EPS	8,916,869	9,114,915	9,050,180	9,114,761

Basic earnings per share	$0.32	$0.24	$0.72	$0.47

Diluted earnings per share	$0.31	$0.24	$0.72	$0.47

     As of September 30, 2007 and 2006, there were outstanding employee stock option awards which could eventually be exercised for up to 727,500 and 377,500 shares of common stock, respectively. These potential additional shares outstanding were not included in the diluted earning per share because at market value on the applicable dates they would be anti-dilutive.
4. Goodwill
Goodwill by line of business as of September 30, 2007 was as follows:

			Agency	Administrative
	Commercial Lines	Personal Lines	Services	Services

January 1, 2007	—	—	—	—
Capital City Acquisition	8,002	—	—	—

September 30, 2007	$8,002	$—	$—	$—

The change in goodwill for the nine-month period ended September 30, 2007, primarily related to the acquisition of Capital City Insurance. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis at October 1st each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
5. Income Taxes
     The Company adopted the provisions of FIN 48 effective January 1, 2007 and did not recognize any additional charge to retained earnings. As of the adoption date and prior to the acquisition of Cap City, the Company had a gross unrecognized tax benefit of $163,000, a FIN 48 liability. For the nine months ended September 30, 2007, there were no material changes to this FIN 48 liability, which is included in federal income taxes recoverable in the condensed consolidated balance sheet as of September 30, 2007. If this FIN 48 liability were recognized, the amount would affect the effective tax rate. For the nine months ended September 30, 2007, the Company recorded $57,000 in interest expense on this liability, which is included in interest expense in the financial statements as of September 30, 2007.
     Associated with the purchase of Capital City, the company has assumed a contingent FIN 48 liability of approximately $2,900,000 resulting from an ongoing IRS audit of the 2002 through 2005 tax years and adjustments for those items on the 2006 and pre-acquisition period 2007 tax returns. The previous owners of Capital City are in the process of disputing the IRS findings and if not found in their favor, Capital City will be liable for taxes, interest and penalties. Pursuant to the purchase agreement, the Company will be indemnified by the previous owners of Capital City for any tax, interest, and penalties paid to taxing authorities related to pre-acquisition tax returns. This FIN 48 liability represents a contingent liability as of September 30, 2007 to the extent the previous owners are unable to perform under the indemnification agreement. If this liability were recognized, the amount would adjust goodwill. The Company does not anticipate significant changes to these FIN 48 liabilities in the next twelve months. There are no penalties currently accrued. If incurred, they would be recognized and recorded as a component of other underwriting and operating expenses.
     The Company and its subsidiaries file a U.S. consolidated tax return and file tax returns in various other state jurisdictions. For U.S. federal tax purposes, the years 2004 through 2006 are open and the Company can be audited. In addition, Capital City is currently under federal audit for years 2002 through 2005. Further, the Company currently carries a net operating loss (“NOL”) dating back to years 1996 through 2001 and it is possible that the IRS could adjust this tax attribute in the years the losses were generated and in subsequent years. The Company’s material state tax jurisdictions are the states of Florida, Michigan and South Carolina for which the years 2003 through 2006 are open and can be audited by the state examining authorities. The Company is not under audit by Florida, Michigan or South Carolina and is not aware of any pending examinations.

     The provisions for federal income taxes for the three months and nine months ended September 30, 2007 and 2006 consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Current tax expense (benefit)	$(112)	$1,025	$1,798	$1,869
Deferred tax expense relating to
NOL carryforwards	—	—	326	358
Change in unearned premium	6	761	(987)	39
Change in deferred policy acquisition costs	(215)	(1,259)	903	(80)
Change in loss and loss adjustment expenses	89	53	115	56
Change in insurance assessments	766	2	766	136
Other deferred tax expense (benefit)	555	463	(180)	(199)

Total federal income tax expense	$1,089	$1,045	$2,741	$2,179

     The effective income tax rates of 28.0% and 32.5% for the three months ended September 30, 2007 and 2006, respectively, and the effective income tax rates of 30.0% and 33.8% for the nine months ended September 30, 2007 and 2006, respectively. The lower effective tax rates for the three and nine months ended September 30, 2007 are primarily attributable to non-taxable income of $300,000 recognized from the monies received during the second quarter 2007 from a life insurance policy on a retired officer of the Company and tax exempt interest income. Reconciliation between our tax provisions and the tax provision computed from our pre-tax income and the statutory rate, for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended		September Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Tax provision at the 34% statutory rate	$1,324	$1,092	$3,132	$2,190
Tax effect of
Dividend received deduction	(11)	(9)	(31)	(27)
Tax exempt interest income	(140)	(39)	(178)	(48)
Proceeds from retired officer life insurance policy		—	(103)	—
Other, net	(84)	1	(79)	64

Total federal income tax expense	$1,089	$1,045	$2,741	$2,179

     At September 30, 2007, the Company had NOL carryforwards of $5,721,000 available to offset future taxable income. Utilization of these NOL carryforwards are limited by IRS Code Section 382 to $960,000 annually in years 2007 through 2010, $909,000 in years 2011 through 2013 and $20,000 in years 2014 through 2020.

     The components of deferred tax assets and liabilities as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Deferred federal income tax assets
Loss and loss adjustment expenses	$5,207	$2,214
Unearned premiums	4,461	2,483
NOL carryforwards	1,945	2,271
Premiums receivable	325	323
Lease obligation	85	120
Intangible asset	281	306
Insurance assessments	2,072	—
Other	747	544

Total deferred tax assets	15,123	8,261

Deferred federal income tax liabilities
Deferred policy acquisition costs	3,558	3,008
Net unrealized gains on investments	927	169
Other	185	23

Total deferred tax liabilities	4,670	3,200

Net deferred federal income tax assets	$10,453	$5,061

6. Shareholders’ Equity
     At September 30, 2007, shareholders’ equity was $94,480,000, or a book value of $10.59 per common share, compared to $88,235,000, or a book value of $9.67 per common share, at December 31, 2006.
     The Company has repurchased and retired a total of 209,358 shares of its outstanding common stock pursuant to the stock repurchase program announced on August 10, 2006, which authorized repurchases of up to $5,000,000 of the Company’s outstanding common stock over a 24 month period. As of September 30, 2007, $2,875,000 of the Company’s outstanding common stock can be repurchased under the current authorization. The Company’s repurchases of its common stock are shown in the following table:

	Total	Price
Transaction	Number of	Paid
Date	Shares	Per Share

June 30, 2007	200,000	$10.16
August 23, 2007	879	9.45
August 24, 2007	879	9.50
August 27, 2007	1,000	9.70
August 28, 2007	1,600	9.97
August 29, 2007	1,600	10.01
August 31, 2007	600	10.15
September 6, 2007	2,800	10.26
7. Stock-based Compensation
     Stock Options
     On June 5, 2007, three employees were granted options to purchase 25,000 shares in aggregate of the Company’s common stock for $11.11 per share, subject to vesting as described below. On September 12, 2007, fifteen employees were granted options to purchase 245,000 of the company’s common stock for $10.86 per share, subject to vesting as described below. The options become excercisable in equal 20% installments on each anniversary of the grant date, commencing with the first anniversary thereof and expire on the tenth anniversary of the grant date or 90 days following termination of employment, whichever occurs first.

     The fair value of the stock options are estimated at the date of grant using the Black-Scholes option pricing model and employing the following assumptions on the options granted:

	June 5, 2007		September 12, 2007

Fair value of the underlying common stock	$11.11	/share	$10.86	/share
Weighted average life of options	6.5	years	6.5	years
Risk-free interest rate	4.96%		4.11%
Dividend yield	0.00%		0.00%
Weighted average volatility assumption	41.10%		27.60%
Weighted average grant date fair value of options granted	$5.51		$4.08
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
8. Outstanding Debt
     Senior Credit Facility
     On July 2, 2007, the Company entered into Amendment Number 2 to the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank (“Comerica”), as agent. This Credit Agreement expires July 1, 2010 and provides a revolving credit line of $35,000,000. At September 30, 2007, there was an outstanding balance of $23.5 million on the revolving credit line bearing interest of 6.96%.
     Borrowings under the Credit Agreement bear interest at a floating rate equal to either (1) a Eurodollar rate equal to a stated margin of 1.25% plus the interest rate Comerica offers on deposits to prime banks in the Eurodollar market or (2) a rate based upon Comerica’s prime rate of interest less 1.00%. Interest on Eurodollar-based rate advances is payable on the last day of the interest period applicable thereto. Interest on prime-based rate advances is payable quarterly in arrears.
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
     The Credit Agreement requires that the Company comply with various financial and other covenants, including requirements that it maintain an A.M Best rating of no less than “B+” for certain of its insurance company subsidiaries, and that the Company maintain the following financial ratios for each insurance company subsidiary including the Capital City acquired entities:
•	adjusted capital and surplus will be in excess of 275% of authorized control level risk-based capital as of each fiscal year end;

•	the ratio of net premiums written to statutory capital and surplus will not exceed more than 4.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company, 2.5 to 1.0 in the case of North Pointe Insurance Company; and 2.5 to 1.0 in the case of Capital City Insurance Company;

•	the ratio of gross premiums written to statutory surplus will not exceed more than 10.0 to 1.0 in the case of North Pointe Casualty Insurance Company and Home Pointe Insurance Company, 3.0 to 1.0 in the case of North Pointe Insurance Company and 3.0 to 1.0 in the case of Capital City Insurance Company;

•	In addition, the Company may have no more than four IRIS calculations that result in unusual values at each fiscal year end.

     The Credit Agreement contains negative covenants restricting the Company’s ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of its assets, acquire the stock or assets of another entity or declare or pay any dividends, guaranty the obligations of a third party, incur indebtedness, and make certain investments.
        Debt Assumed from Purchase of Capital City Holding Company, Inc.
•	9.62% $2,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust I ) These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after December 4, 2007, and mature in 2032.

•	9.66% $6,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust II) These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after May 15, 2008, and mature in 2033.

•	9.49% $2,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust III) These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 17, 2009, and mature in 2034.
     Maturities of outstanding debt at September 30, 2007 are as follows:

(Dollars in
Year	thousands)
2007	$30
2008	130
2009	138
2010	23,616
2011 and thereafter	32,595

$56,509

9. Contingencies
     As a result of the acquisition of Capital City, the Company has assumed operating leases for office space, storage space, office equipment and vehicles. At September 30, 2007, future minimum lease payments were as follows:

Year Ended	Minimum Lease Commitments
2007	$197
2008	750
2009	640
2010	571
2011 and thereafter	994

$3,152

     In addition to these lease commitments, the Company has assumed three trust preferred securities (see Note 8), unpaid loss and loss adjustment expenses and guaranteed employee commitments pertaining to salaries and bonuses for select officers of Capital City with agreements expiring on June 30, 2008. The Company could also be subject to additional assessments as a result of the acquisition of Capital City such as guarantee funds, state assessments or second injury fund assessments.
     Associated with the purchase of Capital City, the Company has assumed a contingent FIN 48 liability of approximately $2,900,000 resulting from an ongoing IRS audit of the 2002 through 2005 tax years and adjustments for those items on the 2006 and pre-acquisition period 2007 tax returns. The previous owners of Capital City are in the process of disputing the IRS findings and if not found in their favor, Capital City will be liable for taxes, interest and penalties. Pursuant to the purchase agreement, the Company will be indemnified by the previous owners of Capital City for any tax, interest, and penalties paid to taxing authorities related to pre-acquisition tax returns. This FIN 48 liability represents a contingent liability as of September 30, 2007 to the extent the previous owners are unable to perform under the indemnification agreement. If this liability were recognized, the amount would adjust goodwill.
10. Segment Reporting
     Upon completion of the acquisition on July 2, 2007, the Company was organized into four operating segments: commercial lines insurance, personal lines insurance, agency services and administrative services.
     The Company evaluates segment profitability based on income before federal income taxes and extraordinary items. Expense allocations are based on certain assumptions and estimates; stated segment operating results would change if different methods were applied. The Company does not allocate assets, investment income, interest expense or income taxes to operating segments. In addition, the Company does not separately identify depreciation and amortization expense by segment as such disclosure would be impracticable. The following are the Company’s revenues and income (loss) before federal income tax expense for the three and nine months ended September 30, 2007 and 2006 by operating segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Total Revenues
Commercial lines
Liability	$12,105	$7,392	$33,074	$19,266
Property	3,437	1,681	9,292	5,207
Commercial multi-peril	1,161	2,885	1,386	14,879
Commercial automobile	4,075	1,481	7,026	4,528
Workers compensation	7,736	—	7,763	—
Other	1,286	947	3,177	2,207

Total commercial lines	29,800	14,386	61,718	46,087

Personal lines
Homeowners	4,842	5,523	14,409	15,229
Other	51	—	51	—

Total personal lines	4,893	5,523	14,460	15,229

Agency services	3,167	—	3,167	—

Administrative services
Affiliated companies	9,253	5,519	27,668	24,719
Non-affiliated companies	919	404	2,034	1,291

Total administrative services	10,172	5,923	29,702	26,010

Corporate and eliminations
Investment activity	3,124	1,836	7,489	4,489
Eliminations	(10,276)	(5,519)	(28,691)	(24,719)

Total revenues	$40,880	$22,149	$87,845	$67,096

Income (loss) before federal income tax expense
Commercial lines
Liability	$2,911	$1,764	$7,245	$8,044
Property	(200)	(133)	(2,378)	(709)
Commercial multi-peril	(2,302)	408	(5,790)	(2,696)
Commercial automobile	(2,182)	426	(4,026)	(367)
Workers compensation	2,444	—	2,379	—
Other	(39)	358	(299)	108

Total commercial lines	632	2,823	(2,869)	4,380

Personal lines
Personal automobile	415	(835)	321	(3,033)
Homeowners	82	738	3,100	(768)
Other	(212)	—	(213)

Total personal lines	285	(97)	3,208	(3,801)

Agency services	—	—	—	—

Administrative services	959	(449)	4,520	3,689

Corporate and eliminations
Investment activity	3,124	1,836	7,489	4,489
Other expense, net	(1,104)	(902)	(3,135)	(2,316)

Income before federal income tax expense	$3,896	$3,211	$9,213	$6,441

11. Subsequent Event
     On October 22, 2007, the Company entered into a stock purchase agreement for the sale of its Home Pointe subsidiary, which comprises the Florida homeowners and dwelling fire operations, to American Capital Assurance Corp., a subsidiary of Safe Harbour Holdings, LLC, a Florida domiciled insurance holding company. The purchase price is expected to equal to Home Pointe’s current GAAP book value, which is approximately $14.7 million. The sale is subject to regulatory approval and other customary conditions to closing and is expected to close in the fourth quarter of 2007. The sale of Home Pointe will be recorded in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     At September 30, 2007, the carrying value of assets expected to be transferred in the sale of Home Pointe were $24.6 million ($11.8 million in bonds; $8.2 million in cash and cash equivalents; and $4.6 million in other assets) and $9.9 million in liabilities ($1.6 million of losses and loss adjustment expenses; $7.5 million of unearned premiums; and $813,000 of other liabilities). For the nine-months ended September 30, 2007 pre-tax income for Home Pointe was $2.8 million ($11.1 million in total revenues and $8.3 million in total expenses).

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
Note on Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
■	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

■	our ability to accurately price the risks we underwrite;

■	the establishment of adequate loss and loss adjustment expense reserves;

■	our ability to successfully integrate our acquisition of the Capital City entities;

■	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

■	retention and recruiting of independent agents and the potential loss of key personnel;

■	failure to pay claims accurately;

■	risks associated with high concentration of our business in certain geographic markets;

■	inability to implement our growth strategies;

■	the occurrence of severe weather conditions and other catastrophes;

■	the cyclical and seasonal nature of the industries within which we operate;

■	intense competition with other insurance companies;

■	our ability to obtain and retain trade association endorsements;

■	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

■	existing and future regulations by local, state, and federal governments;

■	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

■	ratings of our insurance company subsidiaries by A.M. Best;

■	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

■	adverse market conditions that could negatively impact our investment portfolio;

■	purchase accounting adjustments;

■	reliance on information technology and telecommunication systems;

■	our limited history writing homeowners insurance policies in Florida;

■	changes in insurance-related laws and regulations;

■	our ability to implement and maintain adequate internal controls in our business;

■	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described under the caption “Risk Factors” in the Prospectus constituting part of our Registration Statement on Form S-1 (Reg. No. 333-122220) and any past or subsequent filings on Forms 10-K, 10-Q and 8-K.
     In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.
Description of Business
     North Pointe Holdings is an insurance holding company whose insurance company subsidiaries market and service specialty commercial and personal insurance products. We also have five non-insurance company subsidiaries that provide administrative, agency and premium finance services.
     Our revenues are principally derived from premiums earned from our insurance operations. Other revenues are primarily generated through investment income and installment fees associated with our insurance products. Our expenses consist primarily of loss and loss adjustment expenses, agents’ commissions and other underwriting and administrative expenses. We report consolidated financial information in four business segments: commercial lines insurance, personal lines insurance, agency services and administrative services.
Critical Accounting Estimates
     We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. The accounting estimates and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are those that we consider to be our critical accounting estimates. As of September 30, 2007, there have been no material changes with respect to any of our critical accounting estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
     Results of Operations
     We evaluate the performance of our operations by monitoring key measures of growth and profitability. We measure our growth by examining our gross premiums written. We measure our profitability by examining our net income, loss ratios, expense ratios and combined ratios. The following table provides financial results and key measures. In discussing the trends in our financial results, we refer principally to the information contained in this table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Gross premiums written:
Commercial lines	$33,700	$20,903	$73,179	$60,453
Personal lines	2,376	1,772	24,895	29,972

Total gross premiums written	36,076	22,675	98,074	90,425

Net premiums written:
Commercial lines	29,130	9,465	66,668	39,352
Personal lines	550	(752)	19,100	21,386

Total net premiums written	29,680	8,713	85,768	60,738

Revenues:
Net premiums earned:
Commercial lines	29,800	14,386	61,718	46,087
Personal lines	4,893	5,523	14,460	15,229

Total net premiums earned	34,693	19,909	76,178	61,316
Investment income, net	2,831	1,755	6,704	4,755
Net realized capital gains (losses)	293	81	785	(266)
Other income	3,063	404	4,178	1,291

Total revenues	40,880	22,149	87,845	67,096

Expenses:
Losses and loss adjustment expenses, net	18,599	7,295	38,143	27,317
Policy acquisition costs	10,446	5,483	22,501	16,776
Other underwriting and operating expenses	6,891	5,664	15,953	15,355
Interest expense	1,048	496	2,035	1,207

Total expenses	36,984	18,938	78,632	60,655

Income before federal income tax expense	3,896	3,211	9,213	6,441
Federal income tax expense	1,089	1,045	2,741	2,179

Net income	$2,807	$2,166	$6,472	$4,262

Loss ratio:
Commercial lines	56.4%	31.3%	56.3%	38.9%
Personal lines	36.6%	50.5%	23.5%	61.7%
Aggregate	49.3%	35.9%	47.5%	43.6%
Expense ratio	45.9%	54.9%	47.9%	51.3%
Combined ratio	95.2%	90.8%	95.4%	94.9%

     Overview
     Net income for the three months ended September 30, 2007 was $2.8 million as compared to $2.2 million for the three months ended September 30, 2006, an increase of $641,000 and 29.6%. The increase in net income resulted primarily from the Capital City acquisition. Capital City accounted for $3.0 million of net income for the third quarter of 2007.
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
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Gross premiums written for the three months ended September 30, 2007 were $36.1 million as compared to $22.7 million for the three months ended September 30, 2006, an increase of $13.4 million, or 59.0%. The $13.4 million increase was attributable to a $12.8 million increase in our commercial lines segment and a $604,000 increase in our personal lines segment, for reasons described below.
     Gross premiums written in our commercial lines segment for the three months ended September 30, 2007 were $33.7 million as compared to $20.9 million for the corresponding period in 2006, an increase of $12.8 million, or 61.2%. This increase was primarily due to the Capital City acquisition which accounted for $15.3 million of gross premiums written in addition to a $4.9 million increase in gross premiums written in our Florida Small Business line, partially offset by a $8.1 million decrease in other commercial lines. The decrease in the other commercial lines was primarily due to the crop program which was cancelled for 2007 and had $8.2 million in gross premiums written for the three months ended September 30, 2006.
     Gross premiums written in our personal lines segment for the three months ended September 30, 2007 were $2.4 million as compared to $1.8 million for the corresponding period in 2006, an increase of $604,000, or 34.1%. This increase was primarily attributable to $664,000 of gross premiums written in our Pets Best program which we began writing in the second quarter of 2007, and $312,000 of gross premiums written in our Western homeowners line which we began writing in the fourth quarter of 2006. Partially offsetting these increases was a decrease in our Florida homeowners line of $452,000 resulting from underwriting changes put in place to reduce our catastrophe exposure by limiting the amount of older construction homes within this line of business. Substantially all of our Florida homeowners line renews in the first quarter resulting in a disproportionate amount of gross premiums written in the first quarter as compared to the whole year.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Gross premiums written for the nine months ended September 30, 2007 were $98.1 million as compared to $90.4 million for the nine months ended September 30, 2006, an increase of $7.7 million, or 8.5%. This increase was attributable to an increase of $12.7 million in gross premiums written in our commercial lines segment, partially offset by a decrease of $5.0 million in our personal lines segment, for reasons described below.
     Gross premiums written in our commercial lines segment for the nine months ended September 30, 2007 were $73.2 million as compared to $60.5 million for the corresponding period in 2006, an increase of $12.7 million, or 21.0%. This increase was primarily due to the Capital City acquisition which accounted for $15.3 million of gross premiums written and a $4.5 million increase in gross premiums written in our Florida Small Business line, partially offset by a $8.9 million decrease in other commercial lines. The decrease in the other commercial lines was primarily due to the crop program that was cancelled for 2007 and had $8.8 million in gross premiums written for the nine months ended September 30, 2006.
     Gross premiums written in our personal lines segment for the nine months ended September 30, 2007 were $24.9 million as compared to $30.0 million for the corresponding period in 2006, a decrease of $5.1 million, or 17.0%. This decrease was primarily due to a $6.7 million decrease in our Florida homeowners line which decreased by 25.1% from September 30, 2007 as compared to the same period in 2006 as a result of underwriting changes put in place to reduce our catastrophe exposure by limiting the amount of older construction homes within this line of business. Our Florida homeowners line comprised $20.0 million and $26.7 million of the total gross premiums written in our personal lines segment for the nine months ended September 30, 2007 and 2006, respectively. The decrease in gross premiums written in our Florida homeowners line was partially offset by a small increase in our Midwest homeowners line, the creation of the Western homeowners line which we began writing in the fourth quarter of 2006, and the start of the Pets Best program which we began writing in the second quarter of 2007.
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
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Net premiums written for the three months ended September 30, 2007 were $29.7 million as compared to $8.7 million for the three months ended September 30, 2006, an increase of $21.0 million, or 241.4%. The increase in net premiums written was primarily attributable to an increase in gross premiums written (discussed above) in addition to a decrease in premiums ceded to reinsurers. Ceded premiums written for the three months ended September 30, 2007 were $6.4 million as compared to $14.0 million for the corresponding period in 2006, a decrease of $7.6 million, or 54.3%. The decrease in ceded premiums is discussed in the paragraph below.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Net premiums written for the nine months ended September 30, 2007 were $85.8 million as compared to $60.7 million for the corresponding period in 2006, an increase of $25.1 million, or 41.4%. The increase in net premiums written was primarily attributable to a decrease in premiums ceded to reinsurers in addition to an increase in gross premiums written (as discussed above). Ceded premiums written for the nine months ended September 30, 2007 were $12.3 million (or 12.5% of gross premiums written) as compared to $29.7 million (or 32.8% of gross premiums written) for the corresponding period in 2006, a $17.4 million decrease, or 58.6%. The decrease in ceded premiums written was primarily due to decreased ceding rates. For example, in our master reinsurance treaty agreement which provides 100% coverage up to $1.0 million, we ceded 10.7% of gross premium written in 2006 and we ceded 3.0% to 3.3% of gross premium written in the first nine months of 2007. Additionally, we are no longer writing the crop program in which we ceded 98% of our gross premiums written in 2006.
     Net Premiums Earned
     Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy. Ceded premiums earned reduce gross premiums earned to arrive at net premiums earned.
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Net premiums earned for the three months ended September 30, 2007 were $34.7 million as compared to $19.9 million for the three months ended September 30, 2006, an increase of $14.8 million, or 74.4%. The increase in net premiums earned was attributable to an increase in gross premiums earned and a decrease in ceded premiums earned. The increase in gross premiums earned was attributable to the increase in gross premiums written discussed above. The decrease in ceded premiums earned was primarily attributable to the decrease in ceded premiums written (discussed above).
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Net premiums earned for the nine months ended September 30, 2007 were $76.2 million as compared to $61.3 million for the nine months ended September 30, 2006, an increase of $14.9 million, or 24.3%. The increase in net premiums earned was attributable to an increase in gross premiums earned and a decrease in ceded premiums earned. The increase in gross premiums earned was attributable to the increase in gross premiums written discussed above. The decrease in ceded premiums earned was primarily attributable to the decrease in ceded premiums written (discussed above).
     Our premiums earned by segment, for the three and nine months ended September 30, 2007 and 2006, are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Gross premiums earned:
Commercial lines	$34,581	$24,689	$71,566	$65,063
Personal lines	6,734	8,056	20,491	23,784

Total	41,315	32,745	92,057	88,847

Ceded premiums earned:
Commercial lines	4,781	10,303	9,848	18,976
Personal lines	1,841	2,533	6,031	8,555

Total	6,622	12,836	15,879	27,531

Net premiums earned:
Commercial lines	29,800	14,386	61,718	46,087
Personal lines	4,893	5,523	14,460	15,229

Total	$34,693	$19,909	$76,178	$61,316

     Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Net investment income for the three months ended September 30, 2007 was $2.8 million as compared to $1.8 million for the three months ended September 30, 2006, an increase of $1.0 million, or 55.6%. The increase in net investment income was primarily attributable to the Capital City acquisition; the Capital City entities had $1.5 million in net investment income for the three months ended September 30, 2007.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Net investment income for the nine months ended September 30, 2007 was $6.7 million as compared to $4.8 million for the nine months ended September 30, 2006, an increase of $1.9 million, or 39.6%. The increase in net investment income was primarily attributable to the Capital City acquisition; the Capital City entities have $1.5 million in net investment income. Average cash and invested assets for the nine months ended September 30, 2007 was $225.4 million as compared to $154.0 million for the corresponding period in 2006. The average duration of our debt securities portfolio was 3.5 years of September 30, 2007 and 2006. The yield-to-earliest call date of our debt securities portfolio was 4.8% as of September 30, 2007.
     Net Realized Gains and Losses on Investments
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Realized gains, net of realized losses, on the disposition of investments (primarily common stocks) for the three months ended September 30, 2007 were $293,000 as compared to net realized gains of $81,000 for the three months ended September 30, 2006 (see discussion below).
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Realized gains, net of realized losses, on the disposition of investments (primarily common stocks) for the nine months ended September 30, 2007 were $785,000 as compared to net realized losses of $266,000 for the corresponding period in 2006. While there has been approximately the same volume of activity in the stock portfolio each year, the stock market has performed much better in 2007 than in 2006. Our investment managers have capitalized on these positive market conditions.
     Fees and Other Income
     Fees and other income is substantially generated from commissions earned on policies written by one of our wholly-owned managing general agents for unrelated insurance companies, policy or inspection fees charged on our personal homeowners and commercial policies, and premium finance charges.
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Other income for the three months ended September 30, 2007 was $3.1 million as compared to $404,000 for the three months ended September 30, 2006, an increase of $2.7 million, or 668.3%. Of the $2.7 million increase, Capital City represented $2.6 million.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Other income for the nine months ended September 30, 2007 were $4.2 million as compared to $1.3 million for the nine months ended September 30, 2006, an increase of $2.9 million, or 223.1%. Of the $2.9 million increase, Capital City represented $2.6 million.

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
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Losses and loss adjustment expenses for the three months ended September 30, 2007 were $18.6 million as compared to $7.3 million for the three months ended September 30, 2006, an increase of $11.3 million, or 155.0%. Capital City loss and loss adjustment expenses represented $7.7 million of the overall increase. Our loss ratio for the three months ended September 30, 2007 was 49.3% as compared to 35.9% for the corresponding period in 2006. Losses and loss adjustment expenses were increased by $1.6 million of adverse reserve development for the three months ended September 30, 2007 as compared to $930,000 of favorable reserve development for the corresponding period in 2006.
     The loss ratio for our commercial lines segment for the three months ended September 30, 2007 was 56.4% as compared to 31.3% for the corresponding period in 2006. The increase in the loss ratio was substantially attributable to the Capital City acquisition. Compared to the same period in 2006, loss and loss adjustment expenses increased $12.3 million, of which $7.7 million is attributable to Capital City. Loss and loss adjustment expenses include $2.1 million of adverse reserve development in the third quarter of 2007 as compared to $1.0 million of favorable reserve development in the corresponding period in 2006.
     The loss ratio for our personal lines segment for the three months ended September 30, 2007 was 36.6% as compared to 50.5% for the corresponding period in 2006. The decrease in the loss ratio was substantially attributable to favorable reserve development. Losses and loss adjustment expenses include $473,000 of favorable reserve development in the third quarter of 2007 as compared to $102,000 of adverse reserve development in the corresponding period in 2006. The favorable development in the third quarter of 2007 consisted of favorable development in our personal auto and fire coverages of $410,000 and $174,000 respectively, partially offset by adverse development in homeowners of $111,000.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Losses and loss adjustment expenses for the nine months ended September 30, 2007 were $38.1 million as compared to $27.3 million for the nine months ended September 30, 2006, an increase of $10.8 million, or 39.6%. Our loss ratio for the nine months ended September 30, 2007 was 47.5% as compared to 43.6% for the corresponding period in 2006. Losses and loss adjustment expenses were reduced by $582,000 of favorable reserve development for the nine months ended September 30, 2007 as compared to $2.4 million of favorable reserve development for the corresponding period in 2006.
     The impact of the reserve development on our loss ratios for all lines of business for the nine months ended September 30, 2007 and 2006 is provided below.

All Lines	2007	2006
Loss ratios before effects of reserve development	48.2%	47.5%
Decrease in loss ratios attributable to reserve development	(0.7)	(3.9)

Total lines loss ratios	47.5%	43.6%

     The loss ratio for our commercial lines segment for the nine months ended September 30, 2007 was 56.3% as compared to 38.9% for the corresponding period in 2006. The increase in the loss ratio was substantially attributable to an increase in losses and loss adjustment expenses ($7.7 million, or 45.5% of the increase is directly related to the acquisition of Capital City), a decrease in ceded premiums earned and a decrease in favorable reserve development.
     Adverse development from prior period reserve estimates increased losses and loss adjustment expenses in our commercial lines segment by $1.0 million in the nine months ended September 30, 2007 as compared to $4.0 million of favorable development for the corresponding period in 2006. The $1.0 million of adverse development in the nine months ended September 30, 2007 was primarily attributable to $2.1 million of adverse development in our general and product liability coverages (of which $1.7 million is associated with the 2006 accident year) and $988,000 of adverse development in the commercial auto and property coverage. These deficiencies were partially offset by $2.1 million of favorable development in our liquor liability, commercial multi-peril, inland marine, workers compensation and accident and health coverages collectively, primarily attributable to the 2005 and 2006 accident years.
     The impact of the reserve development on our commercial lines loss ratios for the nine months ended September 30, 2007 and 2006 is provided below.

Commercial Lines	2007	2006
Loss ratios before effects of reserve development	54.6%	47.6%
Increase (decrease) in loss ratios attributable to reserve development	1.7	(8.7)

Total commercial lines loss ratios	56.3%	38.9%

     The loss ratio for our personal lines segment for the nine months ended September 30, 2007 was 23.5% as compared to 61.7% for the corresponding period in 2006. The decrease in the loss ratio was substantially attributable to a $6.0 million decrease in losses and loss adjustment expenses in our personal lines segment as well as a $1.6 million increase in favorable development.
     Favorable development of prior period reserve estimates decreased losses and loss adjustment expenses in our personal lines segment by $1.6 million in the nine months ended September 30, 2007 as compared to $1.6 million of adverse development for the corresponding period in 2006. All personal lines experienced year-to-date favorable development, with our homeowners and fire coverages contributing redundancies of $780,000 and $533,000 respectively. The favorable development was primarily generated in the 2005 and 2006 accident years.
     The impact of the reserve development on our personal lines loss ratios for the nine months ended September 30, 2007 and 2006 is provided below.

Personal Lines	2007	2006
Loss ratios before effects of reserve development	34.7%	51.4%
(Decrease) increase in loss ratios attributable to reserve development	(11.2)	10.3

Total personal lines loss ratios	23.5%	61.7%

     Policy Acquisition Costs
     Commissions generally represent approximately 70% of our total policy acquisition costs, with the remaining 30% attributable to administrative expenses directly related to the marketing and issuance of insurance policies. Policy acquisition costs are capitalized and amortized over the life of the related policy.
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Policy acquisition costs for the three months ended September 30, 2007 were $10.4 million as compared to $5.5 million for the three months ended September 30, 2006, an increase of $4.9 million, or 89.1%. Of the $4.9 million increase, Capital City represented $4.1 million of policy acquisition costs.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Policy acquisition costs for the nine months ended September 30, 2007 was $22.5 million and as compared to $16.8 million for the nine months ended September 30, 2006, an increase of $5.7 million, or 33.9%. Of the $5.7 million increase, Capital City represented $4.9 million of the policy acquisition costs.
     Other Underwriting and Operating Expenses
     Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and, therefore, do not vary significantly with premium volume.
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Other underwriting and operating expenses for the three months ended September 30, 2007 were $6.9 million as compared to $5.7 million for the three months ended September 30, 2006, an increase of $1.2 million, or 21.1%. The increase is primarily due to $1.2 million expense in the third quarter 2007 which resulted from an assessment imposed by the Florida Insurance Guarantee Association, Inc., or FIGA. This assessment stemmed from the insolvency of the POE Financial Insurance Group.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Other underwriting and operating expenses for the nine months ended September 30, 2007 were $16.0 million as compared to $15.4 million for the nine months ended September 30, 2006, an increase of $598,000, or 4.0%. The increase is a direct result of the $1.2 million FIGA assessment imposed during the third quarter 2007, offset by the recovery of $553,000 of FIGA and Citizens assessments imposed in prior years.
     Interest Expense
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Interest expense for the three months ended September 30, 2007 was $1.0 million compared to $496,000 for the three months ended September 30, 2006, an increase of $552,000, or 111.3%. The increase in interest expense for the three months ended September 30, 2007 is due the $23.5 million in additional borrowings in the beginning of the third quarter to finance the Capital City acquisition and $10.0 million of debt assumed in conjunction with the Capital City acquisition.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 was $2.0 million as compared to $1.2 million for the nine months ended September 30, 2006, an increase of $800,000 or 66.7%. The increase in interest expense was primarily attributable to the increase in average outstanding debt from $14.1 million at September 30, 2006 to $39.8 million at September 30, 2007. The increase in average outstanding debt is due to $23.5 million used to finance the Capital City acquisition and $10.0 million assumed in conjunction with the Capital City entities. Additionally, $57,000 in interest expense related to the adoption of FIN 48 was recognized in the first quarter of 2007.
     Federal Income Tax Expense
     Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006. Federal income tax expense for the three months ended September 30, 2007 was $1.1 million representing an effective tax rate of 28.0%. Federal income tax expense for the three months ended September 30, 2006 was $1.0 million, representing an effective tax rate of 32.5%. The statutory rate is 34%. Our effective rate for the three months ended September 30, 2007 was lower than the statutory rate because of the receipt of non-taxable life insurance proceeds and a significant increase in tax exempt interest income recognized during the third quarter 2007 as a result of the purchase of Capital City. For the three months ended September 30, 2006, our effective tax rate was substantially similar to our statutory rate of 34%.
     Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006. Federal income tax expense for the nine months ended September 30, 2007 was $2.7 million, representing an effective tax rate of 30.0%. Federal income tax expense for the nine months ended September 30, 2006 was $2.2 million, representing an effective tax rate of 33.8%. Our statutory rate is 34%. Our effective rate for the nine months ended September 30, 2007 was slightly lower than the statutory rate due to non-taxable income items such as life insurance proceeds and tax-exempt interest income as noted above. For the nine months ended September 30, 2006, our effective tax rate approximated the statutory rate of 34%.
Liquidity and Capital Resources
     Sources and Uses of Funds
     North Pointe Holdings is a holding company with no business operations of its own. Consequently, our ability to meet our debt payment obligations, pay our taxes and pay our administrative expenses is dependent on intercompany service agreements with, and dividends from, our subsidiaries, including our insurance company subsidiaries. Our insurance company subsidiaries are subject to extensive regulation by insurance regulatory agencies in each state in which they do business, including restrictions on the amount of dividends they can pay to their shareholder. North Pointe Holdings and certain of its subsidiaries are not insurance companies and, therefore, are not subject to the same level of regulation as our insurance company subsidiaries.
     Our non-insurance company subsidiaries provide management and administration services to our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees based on a percentage of our gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $16.5 million and $15.2 million for the nine months ended September 30, 2007 and 2006, respectively. Our non-insurance company subsidiaries also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $4.2 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. There were no material non-cash components of our non-insurance company subsidiary revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.
     The primary obligations of our non-insurance company subsidiaries are salaries, administration expenses and debt service obligations. Our non-insurance company subsidiaries incurred salary and administrative expenses totaling $13.5 million and $8.9 million for the nine months ended September 30, 2007 and 2006, respectively. Our minimum principal and interest payments for our outstanding debt obligations were $2.1 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.
     The Company obtained consents and waivers from its senior lenders acknowledging that the purchase of its equity interest in and issuance of subordinated debt securities to NP Trust and the guaranty of the NP Trust’s preferred securities would not constitute an event of default under the senior credit facility.
     Cash Flows
     Net cash provided by operating activities for the nine months ended September 30, 2007 was $12.0 million as compared to $6.7 million for the corresponding period in 2006, an increase of $5.3 million. This increase in cash was primarily attributable to a $26.1 million increase in premiums collected, net of ceded premiums paid, and a $17.9 million increase in net losses paid, offset by other smaller increases and decreases.
     Net cash used in investing activities for the nine months ended September 30, 2007 was $16.1 million and was attributable to $27.2 million in cash used to purchase Capital City, offset by $11.4 million in investment portfolio sales and other dispositions in excess of cash used in investment portfolio purchases. Net cash used in investing activities for the nine months ended September 30, 2006 was $8.5 million and was attributable to $6.3 million of net cash used in investment portfolio purchases in excess of investment portfolio sales and other dispositions, $620,000 of cash used for the capital contribution to NP Capital Trust I (a Delaware trust used to issue trust preferred securities), and $1.6 million of cash used to purchase fixed assets.
     Net cash provided by financing activities for the nine months ended September 30, 2007 was $21.2 million, net borrowings exceeding debt repayments which was attributable to $23.3 million of net borrowings for the purchase of Capital City partially offset by $2.1 million used to repurchase our common stock. Net cash provided by financing activities for the nine months ended September 30, 2006 was $17.4 million and was attributable to $19.9 million in proceeds (net of $690,000 of costs) received from the issuance of the subordinated debentures (in conjunction with the issuance of trust preferred securities), partially offset by a $2.5 million decrease in net senior debt borrowings.
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
     Contractual Obligations and Commitments
     The following table summarizes information about our contractual obligations assumed as result of the acquisition of Capital City. The minimum future payments, including anticipated interest, under these agreements as of September 30, 2007 are as follows:

					2011 and
	2007	2008	2009	2010	thereafter	Total
Junior subordinated debt	$240	$961	$961	$961	$34,317	$37,440
Operating leases	197	750	640	571	994	3,152
Unpaid loss and losses adjustment expense	7,223	26,146	16,361	10,821	32,331	92,882
Guaranteed employee commitments	271	900	—	—	—	1,171

	$7,931	$28,757	$17,962	$12,353	$67,642	$134,645
     The table above includes the interest and principal amounts for Capital City’s three trust preferred securities (S.C. Statutory Trust I, II and III) of $10.0 million and minimum operating lease obligations. The table also reflects the gross unpaid loss and loss adjustment expense payments estimated based on historical payout patterns. However, future payments may be different than historical payment patterns. The guaranteed employee commitments represent obligations for salaries and bonuses per employee agreements expiring June 30, 2008 for select officers of Capital City.

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

     Our cash and investment portfolio as of September 30, 2007 and December 31, 2006, respectively, is summarized as follows:

	As of September 30, 2007		As of December 31, 2006
		Percent of		Percent of
	Amount	portfolio	Amount	portfolio
	(Dollars in thousands)
Fixed Income:
U.S. governmental and agency securities	$24,262	8.5%	$30,526	18.4%
Foreign governmental	303	0.1%	300	0.1%
Corporate securities	42,287	14.8%	29,421	17.7%
Municipal securities	60,712	21.3%	7,035	4.2%
Mortgage-backed securities	69,740	24.4%	32,360	19.5%
Asset-backed	10,698	3.8%	7,692	4.7%

Total fixed-income	208,002	72.9%	107,334	64.6%
Cash and cash equivalents	63,162	22.1%	46,039	27.8%
Equity securities — common shares	12,543	4.4%	11,376	6.9%
Other investments	1,803	0.6%	1,088	0.7%

Total	$285,510	100.0%	$165,837	100.0%

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
     The gross unrealized losses of our investments as of September 30, 2007 and the period of time such investments were in a loss position are as follows:

	As of September 30, 2007
	Less than 12 months		12 months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(Dollars in thousands)
U.S. governmental and agency securities	$—	$—	$9,175	$45	$9,175	$45
Foreign governmental	—	—	303	2	303	2
Corporate securities	4,391	61	20,472	603	24,863	664
Municipal securities	3,790	7	—	—	3,790	7
Mortgage-backed securities	1,105	8	23,492	639	24,597	647
Asset-backed	3,146	39	2,942	48	6,088	87

Total debt securities	$12,432	$115	$56,384	$1,337	$68,816	$1,452

Equity securities	$1,658	$123	$—	$—	$1,658	$123

Unpaid Losses and Loss Adjustment Expenses
     At September 30, 2007, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $120.5 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis and requires substantial judgment in the course of establishing the reserves.
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
     Such changes in key assumptions would have increased or decreased net reserves as of September 30, 2007 by $11.0 million or $6.6 million, respectively. If net reserves were $11.0 million greater as of September 30, 2007, our net income for the nine months ended September 30, 2007 and shareholders’ equity as of September 30, 2007 would have been lower by $7.3 million. Conversely, if net reserves were $6.6 million lower as of September 30, 2007, our net income for the nine months ended September 30, 2007 and shareholders’ equity as of September 30, 2007 would have been greater by $4.3 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.
     The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of September 30, 2007 and in total as of December 31, 2006.

	Net Reserves at September 30, 2007
				Total Net
	Personal	Commercial		Reserves at
	Lines	Lines		December 31,
	Segment	Segment	Total	2006
	(Dollars in thousands)
High end of range	$3,941	$127,529	$131,470	$60,715
Carried reserves	3,812	116,663	120,475	56,434
Low end of range	3,704	110,196	113,900	53,672

     The table below presents a breakdown of our insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for IBNR losses:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Case:
Commercial lines products
Workers compensation	$39,658	$—
Liability	14,208	12,061
Property	5,406	9,643
Commercial multi-peril	12,272	14,483
Commercial automobile	11,621	3,705
Other	1,273	1,063

Total commercial lines	84,438	40,955

Personal lines products
Personal automobile	3,920	4,758
Homeowners	2,690	2,713
Personal other	—	—

Total personal lines	6,610	7,471

Total case reserves	$91,048	$48,426

IBNR:
Commercial lines products
Workers compensation	$25,472	$—
Liability	23,558	12,042
Property	992	786
Commercial multi-peril	14,262	18,628
Commercial automobile	11,038	2,851
Other	1,182	511

Total commercial lines	76,504	34,818

Personal lines products
Personal automobile	2,426	4,015
Homeowners	673	2,496
Personal other	5	—

Total personal lines	3,104	6,511

Total IBNR reserves	$79,608	$41,329

Total:
Commercial lines products
Workers compensation	$65,130	$—
Liability	37,766	24,103
Property	6,398	10,429
Commercial multi-peril	26,534	33,111
Commercial automobile	22,659	6,556
Other	2,455	1,574

Total commercial lines	160,942	75,773

Personal lines products
Personal automobile	6,346	8,773
Homeowners	3,363	5,209
Personal other	5	—

Total personal lines	9,714	13,982

Total gross reserves	$170,656	$89,755

     The $80.9 million increase in total gross reserves as of September 30, 2007 as compared to December 31, 2006 was primarily attributable to the acquisition of Capital City. Reserves for our workers compensation and commercial automobile coverages are the largest components of the overall increase, and correspond to the major lines of business written in Capital City.
     We regularly update reserve estimates as new information becomes available and further events occur that may impact the resolution of unsettled claims. Changes in prior period reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the three months and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Gross reserves, beginning of period	$77,228	$96,429	$89,755	$117,778
Less reinsurance recoverables, excluding Citizens’ assessment (1)	22,677	37,010	33,321	60,034
Capital City net reserves at July 2, 2007	64,658	—	64,658	—

Adjusted net balance	119,209	59,419	121,092	57,744
Incurred related to
Current year	17,411	8,225	38,725	29,743
Prior years	1,188	(930)	(582)	(2,426)

Total incurred	18,599	7,295	38,143	27,317

Paid related to
Current year	5,470	4,854	12,170	10,941
Prior years	11,863	3,997	26,590	16,257

Total paid	17,333	8,851	38,760	27,198

Net balance, end of period	120,475	57,863	120,475	57,863
Plus reinsurance recoverables, excluding Citizens’ assessment (1)	50,181	32,836	50,181	32,836

Gross reserves, end of period	$170,656	$90,699	$170,656	$90,699

(1)	For the purpose of comparability at September 30, 2006, the Citizens assessment of $669,000 is excluded from the reinsurance recoverable amounts in the above summary.
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
New Reinsurance Acquired
     The Capital City Insurance reinsurance agreements include excess of loss agreements for workers compensation, auto liability, general liability, and umbrella liability; a property per risk agreement; and a catastrophic property agreement. All treaties are effective January 1, 2007 and will expire December 31, 2007, except for the auto liability agreement effective July 1, 2007, with an automatic renewal January 1, 2008 that will expire December 31, 2008. Additionally, due to the nature of limits on the South Caroline Fleet, the company carried no reinsurance on its commercial auto coverage’s under this program. For all other programs, facultative reinsurance is purchased for coverage limits that exceed the primary reinsurance treaty’s limits.
     Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholders, the insurance company that assumes the coverage assumes the related liability.
     Capital City Insurance’s reinsurance structure is as follows:

Line	Retention	Limit		Reinstatement

Excess of Loss
Workers Compensation	$2.7 million	$20.0	million
Auto Liability	$300,000	$1.0	million
General Liability	$750,000	$1.0	million
Umbrella	$50,000	$5.0	million
Property	$500,000	$1.5	million

Catastrophic
Property	$1.3 million	$9.0	million	100.0% as to amount
Contingencies
     As a result of the acquisition of Capital City, we have assumed future minimum operating lease obligations of $3.2 million for office space, storage space and office equipment. We have also assumed $30.0 million for three trust preferred securities (S.C. Statutory Trust I, II and II), $92.9 million unpaid loss and loss adjustment expenses and $1.2 million in guaranteed employee commitments pertaining for salaries and bonuses of select officers of Capital City with agreements expiring on June 30, 2008. We could also be subject to additional assessments as a result of the acquisition of Capital City such as guarantee funds, state assessments or second injury fund assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.
     Interest Rate Risk
     Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of September 30, 2007 was 3.5 years.
     The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of September 30, 2007	Fair Value	Fair Value	Fair Value	Equity
	(Dollars in thousands)
200 basis point increase	$192,483	$(15,519)	(7.5)%	(10.9)%
100 basis point increase	200,232	(7,779)	(3.7)	(5.5)
No Change	208,002	—	—	—
100 basis point decrease	215,729	7,727	3.7	5.4
200 basis point decrease	223,433	15,431	7.4	10.8
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
     At September 30, 2007 and December 31, 2006, amounts due us from reinsurers were $64.5 million and $49.4 million, respectively. We believe all amounts recorded as due from reinsurers are recoverable.
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
     In accordance with Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
     Changes in Internal Controls over Financial Reporting
     The Company is currently integrating the operations of Capital City and, in conjunction with this integration, will be conducting control reviews for this material acquisition. Excluding the Capital City acquisition, there were no changes in our internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 occurring during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this report, we are not a party to any pending legal proceedings other than in the ordinary course of defending claims asserted against our policyholders, none of which, if decided adversely to us, would, in the opinion of management, have a material adverse effect on our business or financial position.
Item 1A. Risk Factors.
Our potential inability to integrate acquired operations could have a negative effect on our expenses and results of operations.
In the past, we have grown through strategic acquisitions, including the acquisition of the Capital City entities, and we may engage in strategic acquisitions in the future to strengthen and expand our product and customer base. The full benefits of these acquisitions, however, require integration of administrative, financial, underwriting and marketing approaches, and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of these acquisitions. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.
     It is possible the integration of the Capital City entities, which were acquired in July 2007, could result in the loss of key employees; disruptions in controls, procedures and policies; disruptions to daily operations as a result of expected computer system conversions; the potential loss of agents and of policy holders; and the potential for a higher than currently anticipated claims and losses. These and other factors could affect our ability to realize projected cost savings and the timing of these savings, and could affect our ability to retain and grow the Capital Cities agent and policyholder base.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Exhibit

10.1	Stock Purchase Agreement by and among Safe Harbour Holdings, L.L.C., American Capital Assurance Corp., North Pointe Holdings Corporation and North Pointe Financial Services, Inc., Relating to the Purchase and Sale of 100% of the Capital Stock of Home Pointe Insurance Company Dated as of October 22, 2007.

99.1	North Pointe Holdings Corporation Investment Policy and Guidelines Dated as of September 17, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH POINTE HOLDINGS CORPORATION
Date: November 13th, 2007	By:	/s/ James G. Petcoff
James G. Petcoff
Chief Executive Officer, President & Chairman of the Board

Date: November 13th, 2007	By:	/s/ Brian J. Roney
Brian J. Roney
Chief Financial Officer & Vice President -- Finance (Principal Accounting Officer)