Form 10-K
period 2007-12-31
NORTH POINTE HOLDINGS CORP
filed 2008-03-31
CIK 1171218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51530

NORTH POINTE HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3615047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

28819 Franklin Road	48034
Southfield, Michigan	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common shares held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007, was $46.9 million. (For this computation, the registrant has excluded the market value of all shares of its Common Stock beneficially owned by directors of the registrant and certain other shareholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 28, 2008, there were 8,919,329 shares of Common Stock outstanding.

FORM 10-K

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

Unless otherwise indicated or the context otherwise requires, in this Annual Report on Form 10-K: references to “North Pointe,” “we,” “us” and “our” are to North Pointe Holdings Corporation and its consolidated subsidiaries; references to “our insurance companies” or “our insurance company subsidiaries” are to North Pointe Insurance Company (referred to herein as North Pointe Insurance), North Pointe Casualty Insurance Company (referred to herein as North Pointe Casualty), Home Pointe Insurance Company (referred to herein as Home Pointe Insurance), Midfield Insurance Company (referred to herein as Midfield), and Capital City Insurance Company (referred to herein as Capital City), taken together; references to the “Predecessor Companies” are to the companies we purchased on June 26, 2002 from Queensway Holdings, Inc., namely North Pointe Financial Services, Inc.(referred to herein as North Pointe Financial) and its subsidiaries which include North Pointe Insurance, Universal Fire & Casualty Insurance Company, and Alliance Surety Holdings, Inc. As of September 2006, Alliance Surety Holdings, Inc. was merged into North Pointe Holdings Corporation.

On July 2, 2007, North Pointe Financial completed the purchase of all the outstanding shares of capital stock of Capital City Holding Company, Inc., as a result Capital City became a wholly-owned subsidiary of North Pointe Financial. This transaction was accounted for by the purchase method of accounting using Capital City’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of Capital City as of July 2, 2007. The operating results of Capital City have been included in the Company’s consolidated financial statements since their date of acquisition. The data herein for the prior year periods does not include Capital City.

During the fourth quarter of 2007, the Company committed to a plan to sell Home Pointe Insurance. In accordance with accounting standards, the financial results of Home Pointe are reported as discontinued operations in the Company’s consolidated balance sheet for the current year and as discontinued operations in the Company’s consolidated statement of income for all periods presented.

On January 3, 2008, the Company announced that we signed a definitive merger agreement to be acquired by QBE Holdings, Inc. (QBE), a subsidiary of QBE Insurance Group LTD, in a cash transaction valued at approximately $146 million. This transaction, which is subject to satisfaction of certain closing conditions, is expected to close during the first half of 2008.

The Company

North Pointe Holdings Corporation is a property and casualty insurance holding company. Through our insurance company subsidiaries, we market both specialty commercial and personal insurance products. For the year ended December 31, 2007, 93.9% and 6.1% of our net premiums earned from continuing operations were attributable to commercial lines and personal lines, respectively. Within our commercial lines segment, we primarily target policyholders that we believe are underserved due to either the size of the market or unique operating characteristics of potential policyholders. Examples of the classes of commercial policyholders that we serve are owner-operated small and mid-sized restaurants, bars, taverns, small grocery and convenience stores, bowling centers, automobile repair facilities, artisan contractors and roller skating centers. Our personal lines segment is currently focused on specialty homeowners insurance.

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

We write insurance with both short-tail and longer-tail liability. Short-tail liability is liability for losses which become known to the policyholder and are reported to the insurance company within a short period of time, generally within the policy period or within one or two years of expiration. Conversely, longer-tail liability is liability for losses that may take many years before they become known to the policyholder and are reported as claims. We consider our property, homeowners and automobile damage coverages to be short-tail, because we generally know by policy expiration or shortly thereafter if there is a loss. We consider our liquor liability, general liability, and workers compensation coverages to be longer-tail business because losses under these coverages may not be reported to us for several years.

Most property and casualty insurance policies are purchased from insurance companies that are licensed to write insurance in the state in which the policy was sold. These companies are admitted to do business in the state by its insurance department, and therefore are generally known as admitted companies. Admitted companies’ insurance rates and forms are regulated by state insurance departments. In contrast, non-admitted companies, also known as excess or surplus lines companies, are less regulated in the particular state. They provide coverage for risks that either do not fit the underwriting criteria of admitted carriers or are of such a class of risk that the admitted carriers in that state generally avoid them altogether, often due to the difficulty of insuring these risks in an environment where rates and forms are regulated. To help ensure the availability of those lines of insurance that the admitted companies will not provide, the individual insurance departments of various states will permit surplus lines companies to offer these lines, foregoing the standard regulation of solvency, rate and form. As of December 31, 2007, one or more of our insurance company subsidiaries were licensed as admitted companies in 50 states plus the District of Columbia and authorized as surplus lines companies in 37 states.

Our Product Lines

The following table shows our net premiums earned from continuing operations by product line for each of the periods indicated:

	Years Ended December 31,
	2007		2006		2005
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)

Commercial Lines:
Liquor liability	$10,967	11.6%	$10,477	12.9%	$10,913	12.9%
General liability	34,108	36.2%	16,907	15.1%	12,807	15.1%

Total liability	45,075	47.8%	27,384	28.0%	23,720	28.0%
Property	12,467	13.2%	7,320	7.4%	6,299	7.4%
Commercial multi-peril	1,660	1.8%	15,932	26.2%	22,230	26.3%
Commercial automobile	10,702	11.4%	5,823	7.3%	6,156	7.3%
Workers compensation	14,018	14.9%	—	0.0%	—	0.0%
Other	4,509	4.8%	2,997	3.2%	2,661	3.1%

Total commercial lines	88,431	93.9%	59,456	72.1%	61,066	72.1%

Personal Lines:
Automobile	—	0.0%	—	1.7%	1,459	1.7%
Homeowners	4,905	5.2%	7,195	26.2%	22,184	26.2%
Other	843	0.9%	—	0.0%	—	0.0%

Total personal lines	5,748	6.1%	7,195	27.9%	23,643	27.9%

Total net premiums earned from continuing operations	$94,179	100.0%	$66,651	100.0%	$84,709	100.0%

Commercial Insurance Products

Our specialty commercial insurance lines consist primarily of coverages for liquor liability, property, general liability, commercial multi-peril and commercial automobiles. Our insurance policies are sold to targeted small and mid-sized businesses on a single or multiple-coverage basis. During the years ended December 31, 2007, 2006, and 2005 our commercial lines segment accounted for 93.9%, and 72.1%, and 71.9%, respectively, of our net premiums earned from continuing operations. This increase in the commercial insurance lines is primarily due to the Capital City acquisition.

Liquor Liability.  Liquor liability laws require a business that sells alcoholic beverages to be responsible for bodily injury or property damage caused by its customers to a third party. Insurance coverage for this exposure is referred to as liquor liability insurance. Our liquor liability insurance policies provide limits generally ranging from $50,000 to $1.0 million per occurrence. Liquor liability insurance represented approximately 11.6% of our net premiums earned from continuing operations for the year ended December 31, 2007.

General Liability.  General liability covers a policyholder’s liability resulting from a covered risk in the form of an act or omission of the policyholder that causes bodily injury or property damage to a third party. Our general liability policies usually provide for defense and related expenses in addition to per occurrence and aggregate policy limits. Our general liability insurance policies have varying limits, with the majority of our policies having limits of $1.0 million or less. With the acquisition of Capital City Insurance in 2007, forestry liability in the Southeastern United States was added to our general liability program. General liability insurance represented approximately 36.2% of our net premiums earned from continuing operations for the year ended December 31, 2007, up significantly from prior years due to the Capital City acquisition.

Property.  Property insurance covers a policyholder whose property is damaged or destroyed by a covered risk. Our property insurance policies have varying limits, with the majority of such policies having limits of $1.0 million or less. Property insurance represented approximately 13.2% of our net premiums earned from continuing operations for the year ended December 31, 2007.

Commercial Multi-Peril.  Commercial multi-peril, also known as CMP, is composed of two or more coverages including property, commercial automobile, boiler and machinery and general liability, and is tailored to the policyholder’s needs. Business owners policies, also known as BOP, are included within our CMP line and combine property, liability and business interruption coverage to cover expenses of a small business resulting from damage to the business’ property or the acts or omissions of the business that cause damage to a third party. Optional specialty coverages can also be added to these packages, including liquor liability, business crime, accounts receivable, theft of money and securities, computer equipment and outdoor sign coverages. Our typical policy for CMP or BOP has a $1.0 million limit, but we have the ability to write umbrella coverage over our basic limits through a reinsurer. Commercial multi-peril insurance represented approximately 1.8% of our net premiums earned from continuing operations for the year ended December 31, 2007.

Commercial Automobile.  Commercial automobile policies provide physical damage and other liability coverage for activities involving company-owned vehicles. Our commercial automobile insurance policies generally provide combined bodily injury and property damage limits of $1.0 million.

We currently provide commercial automobile insurance policies primarily in the Midwest and Southeast to policyholders who purchase or currently have other commercial policies with us and who have a need to insure company-owned vehicles. As part of the Capital City acquisition in 2007, we have begun providing a specialty line for commercial auto in the forestry industry. Commercial automobile insurance represented approximately 11.4% of our net premiums earned from continuing operations for the year ended December 31, 2007.

Workers compensation.  Workers compensation covers an insured from claims arising from injury or disease related to employment and occurs while employee is engaged in work-related activities. In the Southeastern United States, our Capital City Insurance subsidiary writes a specialty line of workers compensation for the forestry industry (this represents the majority of our workers compensation policies). In Michigan, our target market is accounts under $50,000, non-catastrophic, and focusing on the service, retail, and manufacturing accounts. Workers compensation insurance represented approximately 14.9% of our net premiums earned from continuing operations for the year ended December 31, 2007.

Other Program Business.  We occasionally offer other small specialty commercial products, generally in instances where one of our independent agents has expertise in the particular coverages. For example, we offer property and liability coverages to small Michigan assisted-living facilities, realtors errors and omissions, lawyers professional liability, and fidelity. Our small specialty commercial programs accounted for 4.8% of our net premiums earned from continuing operations for the year ended December 31, 2007.

Personal Insurance Products

We also offer selected specialty personal insurance products. During the years ended December 31, 2007, 2006 and 2005, our personal lines segment accounted for approximately 6.1%, 27.9% and 28.1%, respectively, of our net premiums earned from continuing operations.

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

Homeowners and Dwelling/Fire.  We currently offer non-standard homeowners insurance and dwelling/fire insurance products to individuals in Indiana, Illinois, Iowa South Carolina and Tennessee which comprises our Midwest homeowners insurance line, and Arizona, Hawaii , and Nevada which comprises our Southwest homeowners insurance line. Non-standard homeowners insurance and dwelling/fire insurance provides coverage to homeowners who find it difficult to obtain coverage from standard carriers due to various factors including the age of the home, its replacement value and/or location. Our Midwest homeowners line typically offers coverage with property limits ranging from $100,000 to $250,000 and personal liability limits ranging from $50,000 to $300,000. The dwelling/fire insurance line provides individual owners with property coverage and basic perils coverage only, with no liability coverage attached. Homeowners and dwelling fire insurance represented approximately 5.2% of our net premiums earned from continuing operations for the year ended December 31, 2007.

Other Program Business.  In June 2007, North Pointe Insurance began writing a personal pet insurance product, which covers the medical cost associated with accidental injuries, as well as, routine and illness related veterinary visits. This product is offered in partnership with Pets Best, which processes enrollments automatically on their website using an automated underwriting system based on factors including breed, age and prior medical history.

Agency Services

As part of the Capital City purchase, we acquired Davis-Garvin Agency, Inc. Through Davis-Garvin Agency, Inc., we earn commissions from the operation of the agency and wholesale brokerage operation located in the Southeastern United States. The agency writes commercial, personal lines, life and accident and health insurance with our affiliate insurance company and more than 50 unaffiliated insurance carriers. The brokerage operation writes commercial insurance with our affiliated insurance company and more than 15 unaffiliated insurance carriers. The agency and brokerage operation produced $20.1 million of premiums for our affiliated insurance company for the year ended December 31, 2007 and earned gross commissions of $4.2 million from unaffiliated carriers.

Administrative Services

North Pointe Financial, which is our wholly-owned licensed general agent, was our original general agent for the Restaurant Bar and Tavern, or RBT, business in Michigan in the period before North Pointe Insurance became licensed in 1987. It also provides management and administrative services for our insurance company subsidiaries and our premium finance subsidiary. These services include providing staff, offices and equipment, and collecting premium, for which North Pointe Financial earns fee income.

We also offer premium financing to commercial accounts through N.P. Premium Finance Company, our wholly-owned premium finance company. We generally provide premium financing for our policyholders only. This subsidiary is licensed to provide premium financing in seven states, but does most of its business in Michigan, Iowa, Ohio and Illinois. During 2007, we had an average month-end finance receivable balance of approximately $697,000, and we averaged 443 accounts serviced for each month.

Geographic Distribution

The following table illustrates the geographic distribution, by state, of net premiums earned from continuing operations for the periods indicated:

	Years Ended December 31,
State	2007	2006	2005

Florida	38.7%	55.9%	60.6%
Michigan	17.5%	23.4%	22.0%
Georgia	5.6%	0.1%	0.1%
South Carolina	5.4%	0.0%	0.0%
North Carolina	5.0%	0.0%	0.0%
Indiana	4.0%	5.2%	5.2%
Illinois	2.8%	3.9%	3.8%
Ohio	2.7%	3.3%	2.4%
Arkansas	2.3%	0.1%	0.0%
Tennessee	1.8%	0.3%	0.0%
All others	14.2%	7.8%	5.9%

	100.0%	100.0%	100.0%

Marketing and Distribution

We market and sell our products through our affiliated agency and a network of over 1,930 independent agents that distribute our policies through their approximately 2,380 sales offices. Our marketing and distribution programs are designed to reach our targeted policyholders efficiently and to provide superior customer service to our network of independent agents. Because we treat our agents as our customers, we are focused on delivering outstanding service by providing short response times to requests for quotes, working with agents to develop policies to meet the specific needs of their customers and developing agent-friendly technology, such as the internet-based quote system for our specialty homeowners insurance product. We distribute most of our insurance products through a geographically dispersed network of agents that serve local communities. We believe that geographic penetration is important to reach potential customers because they tend to purchase insurance policies from agents in their general vicinity. For example, agents that serve multiple policyholders in a local community are the primary distribution channel for our products focused on RBT, small business and specialty homeowners markets.

We often augment the marketing efforts of our agents by obtaining the endorsement of appropriate trade associations. For example, we market our bowling products by cultivating relationships with agents that specialize in bowling centers and obtaining the endorsement of national and state bowling associations.

We are not dependent upon any single agent or group of agents. In 2007, our single largest agent accounted for 4.4% of our total gross premiums written and our top independent 5 agents accounted for a total of 15.8% of our gross premiums written. No other agent accounted for more than 2.0% of gross premiums written.

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

Claims Handling

We believe that effective claims management is critical to our success, allowing us to cost-effectively pay valid claims, while vigorously defending those claims that lack merit. To this end, we utilize a proactive claims handling philosophy and seek to internally manage or supervise all of our claims from inception until settlement. By handling our claims internally, we believe we can quickly assess claims, improve communication with our policyholders and claimants and better control our claims management costs.

In conjunction with a third-party vendor, we have developed a customized claims handling management information system with remote access capability to assist us in the claims handling process. This system has been tailored to our claims information processing needs and allows for ongoing automated claims management and reporting. With the more up-to-date information that is available through this system, our adjusters and claims managers can better track and assess claims, litigation and reinsurance developments. We can also readily capture information that is useful in establishing loss reserves and determining premium rates. As a result, we believe our claims management approach has helped us to generate loss ratios that are better than industry averages.

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

We establish reserves for reported claims when we first receive notice of a claim. Our reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential ultimate exposure, experience with the insured and the policy provisions relating to the type of claim.

We also establish reserves for our estimated loss adjustment expenses, which are our costs of adjusting the claimed loss whether or not paid. In developing our reserves for loss adjustment expenses, we primarily evaluate our historical ratios of paid loss adjustment expenses to paid losses, adjusted to reflect changes in our mix of business, claims processing procedures or philosophy regarding the defense of lawsuits.

We know that at any given time there are claims on our policies that have not yet been reported to us. As a result, we establish reserves that reflect our best estimate of the liabilities we will have for claims that have been incurred but not reported, or IBNR reserves. In setting our IBNR reserves, we consider analyses of our loss data and industry loss data, in addition to current frequency and severity trends as compared to historical trends.

We review our reserves by product line, coverage and state on an annual, semiannual, or quarterly basis, depending on the size of the product line or emerging issues related to the coverage. Our reserves are estimates of what we expect to pay on claims based on facts and circumstances known at the time we set the reserves. There is a certain amount of random variation in loss development patterns and this results in some uncertainty regarding projected ultimate losses. As a result, our ultimate liability for losses and loss adjustment expenses may exceed or may be less than our reserve estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze loss patterns by line of business and consider several factors, including trends in claim frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. We also regularly evaluate our loss reserves through an examination of our loss ratio and claims severity trends and, if necessary, increase or decrease the level of our reserves as experience develops or new information becomes known. In addition, during the loss settlement period of a claim, which in some of our product lines can last several years, we may obtain additional information about a claim, which may cause us to adjust the reserve for that claim upward or downward as appropriate.

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

At December 31, 2007, our best estimate of our ultimate liability for loss and loss adjustment expense reserves, net of reinsurance recoverables, was $121.1 million. Our estimate of loss and loss adjustment expense reserves is necessarily derived through actuarial analysis which involves substantial judgement in the course of establishing the reserves.

We generate a sensitivity analysis of our net reserves based on reasonably likely changes to the key assumptions which drive our reserves. Our most significant assumptions are the loss development factors applied to paid losses and case reserves to develop reserves for IBNR reserves by product or coverage and our expected loss ratios developed through past experience, taking into account pricing changes, inflation, and other factors. Although historical loss development provides us with an indication of future loss development, it typically varies from year to year. Thus, for each accident year within each product or coverage, we select one loss development factor derived from a range of historical factors. Our sensitivity analysis provides for possible variations from the selected loss development factors based on the year-to-year variations of historical loss development.

We calculate the high end of the range primarily by increasing loss development factors to the high end of the historical range of loss development and we calculate the low end of the range by reducing loss development factors to the low end of the historical range of loss development. These changes were performed for the most recent three to five accident years. We believe that the historical range of loss development provides a good indication of reasonably likely changes to our reserve estimate.

Such changes in key assumptions would have increased or decreased net reserves as of December 31, 2007 by $11.7 million or $6.4 million, respectively. If net reserves were $11.7 million greater as of December 31, 2007, our net income for the twelve months ended December 31, 2007 and shareholders’ equity as of December 31, 2007 would have been lower by $7.7 million. Conversely, if net reserves were $6.4 million lower as of December 31, 2007, our net income for the twelve months ended December 31, 2007 and shareholders’ equity as of December 31, 2007 would have been greater by $4.2 million. We do not believe such changes to our reserve balance would have a material impact on our liquidity.

The following table illustrates the results of the changes to the net reserve balances resulting from the sensitivity analysis by segment as of December 31, 2007 and in total as of December 31, 2006.

	Net Reserves at December 31, 2007			Total Net
	Personal	Commercial		Reserves at
	Lines	Lines		December 31,
	Segment	Segment	Total	2006
	(Dollars in thousands)

Low end of range	$2,229	$112,535	$114,764	$53,672
Carried reserves	2,299	118,824	121,123	56,434
High end of range	2,384	130,453	132,837	60,715

Given the numerous factors in the analysis, as well as the variety of coverages analyzed, we do not believe that it would be reasonable to provide more detailed disclosure regarding the individual changes to the loss development factors and their individual effects on total reserves. Furthermore, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy is affected by multiple factors.

The table below presents a breakdown of the insurance companies’ reserve (redundancies) or deficiencies by line of business. The table does not include the net reserves acquired with the purchase of Capital City on July 2, 2007 nor does it include the development of those reserves.

	2007		2006		2005
		Increase		Increase		Increase
		(Decrease) in		(Decrease) in		(Decrease) in
	Net	Estimate of	Net	Estimate of	Net	Estimate of
	Reserves at	Beginning of	Reserves at	Beginning of	Reserves at	Beginning of
	Beginning of	Year Net	Beginning of	Year Net	Beginning of	Year Net
	Year	Reserves	Year	Reserves	Year	Reserves
	(Dollars in thousands)

Lines of Business
RBT and bowling center	$21,519	$1,143	$21,476	$(6,560)	$23,998	$(2,080)
Commercial automobile	5,816	958	6,310	(203)	3,394	(191)
North Pointe Casualty run off	68	(17)	127	15	557	(100)
Florida small business	21,456	1,562	14,510	3,004	17,393	(848)
Other	1,388	811	1,764	(209)	2,120	(244)

Total commercial lines	50,247	4,457	44,187	(3,953)	47,462	(3,463)

Personal automobile	1,570	(303)	2,767	1,779	10,506	(1,290)
Homeowners	3,025	(705)	4,835	(320)	2,049	(682)

Total personal lines	4,595	(1,008)	7,602	1,459	12,555	(1,972)

Total lines	$54,842	$3,449	$51,789	$(2,494)	$60,017	$(5,435)

In 2007, loss and loss adjustment expenses included a net increase of $3.3 million ($3.4 million increase from North Pointe and $139,000 decrease from Capital City) which resulted in adverse development of reserves relating to prior periods for the Company. In 2006 and 2005, loss and loss adjustment expenses included net reductions of $2.5 million and $5.4 million, respectively, as a result of favorable developments. The overall adverse development in 2007 was primarily attributable to adverse development in the Florida commercial lines of business. This development is spread between Florida small business, RBT and bowling center and commercial automobile lines of business from all accident years. Further adverse development is not expected on this business going forward. Favorable developments in 2006 and 2005 were primarily attributable to two factors: (i) settlement of claims at amounts lower than the established reserves and (ii) reductions in IBNR estimates due to reductions in loss factors reflecting more favorable experience. Favorable settlement of claims was partially attributable to an improved tort environment, which has resulted in more favorable outcomes than expected in some of the more difficult liability claims. In addition, we historically have considered available industry data in establishing our reserves for those lines in which our own historical data was not extensive enough either in terms of the number of years of loss experience or the size of our data pool. Statistics regarding industry loss experience have typically indicated loss experience higher than our historical experience, partially due to the fact that available industry statistics generally include risks which we do not cover, such as environmental and asbestos liabilities, or the industry data is not specific enough to our particular specialty lines. In circumstances where we believe industry loss experience is less useful, we have accorded it less weight in establishing our reserves and have accorded more weight to other factors, including underwriting standards, policy provisions, policyholder demographics, legal environment and inflationary trends. There have been no significant changes in key assumptions utilized in the analyses and calculations of our reserves during 2007, 2006 or 2005. As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly accord greater weight to our own loss experience rather than industry loss experience in establishing our reserves.

The adverse development in 2007 for the RBT and bowling center, Florida small business, and commercial automobile lines of $1.1 million, $1.6 million and $958,000, respectively, were attributable to multiple accident years. Development in these lines is primarily attributable to commercial business in Florida, where the actual loss development was higher than our original estimated loss development factors.

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

The following table presents the development of reserves for unpaid losses and loss adjustment expenses from 1997 through 2007 for our insurance company subsidiaries, net of reinsurance recoveries or recoverables. The reserves at December 31 for each year are presented in the middle of the table. This represents the estimated amounts of losses and loss adjustment expense for claims arising in that year and all prior years that were unpaid at the balance sheet date, including losses incurred but not reported to us. The lower portion of the table presents the estimated amount of the previously recorded reserves based upon the experience as of the end of each succeeding year. The upper portion of the table presents the cumulative amounts subsequently paid as of successive years with respect to those claims. The estimates are revised as more information becomes known about payments and the frequency and severity of claims for particular years. A redundancy exists when the estimated reserves at December 31 are less than the prior reserve estimate; a deficiency exists when the estimated reserves are greater than the prior reserve estimate. The cumulative redundancy depicted in the table for any particular year represents the aggregate change in the initial estimates over all subsequent years.

The information for 1996 and 1997 relates to North Pointe Insurance only. The information for 1998 through 2001 relates to all of the Predecessor Companies, and the information for 2002 through 2006 relates to the insurance entities owned during that period excluding discontinued operations. The 2007 information includes Capital City Insurance Company, which was acquired on July 2, 2007.

Analysis of Loss and Loss Adjustment Expense Development

	Years Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)

Cumulative amount of net liability paid as of:
One year later	$5,821	$14,070	$17,508	$17,896	$20,687	$20,472	$18,778	$22,334	$21,775	$24,368
Two years later	10,099	22,802	28,730	28,100	32,798	32,000	30,453	35,520	36,997
Three years later	12,881	29,385	34,019	33,796	39,098	38,680	37,067	44,497
Four years later	13,909	32,219	36,259	36,000	42,443	41,940	41,318
Five years later	14,290	33,462	36,969	36,653	43,629	43,758
Six years later	14,589	33,724	37,068	36,813	44,261
Seven years later	14,563	33,752	37,103	36,963
Eight years later	14,571	33,780	37,193
Nine years later	14,588	33,719
Ten years later	14,513
Gross liability-end of year	24,556	60,595	66,561	70,749	87,201	82,949	76,319	96,561	117,757	88,073	172,264
Reinsurance recoverable on unpaid losses(1)	3,846	14,555	16,449	20,544	30,497	28,446	22,681	36,544	60,022	33,231	51,141

Net liability-end of year	20,710	46,040	50,112	50,205	56,704	54,503	53,638	60,017	57,735	54,842	121,123
Gross liability re-estimated- latest	20,163	49,743	59,133	67,373	74,307	68,412	69,696	97,831	122,342	102,228
Reinsurance recoverable on unpaid losses re-estimated- latest	5,572	15,647	21,166	28,255	28,948	22,690	24,274	43,147	65,374	43,937

Net liability re-estimated-latest	14,591	34,096	37,967	39,118	45,359	45,722	45,422	54,684	56,968	58,291

Gross cumulative redundancy (deficiency)	$4,393	$10,852	$7,428	$3,376	$12,894	$14,537	$6,623	$(1,270)	$(4,585)	$(14,155)

Net liability for losses and loss expenses	$20,710	$46,040	$50,112	$50,205	$56,704	$54,503	$53,638	$60,017	$57,735	$54,842	$121,123
Liability re-estimated as of:
One year later	18,388	42,782	47,575	46,431	51,548	48,871	50,172	54,582	55,242	58,291
Two years later	16,287	38,995	43,018	44,734	46,998	47,605	46,024	53,718	56,968
Three years later	16,401	36,634	40,967	41,084	46,204	46,662	45,249	54,684
Four years later	15,124	35,457	39,092	39,888	45,805	46,214	45,422
Five years later	15,065	34,912	38,572	39,627	45,738	45,722
Six years later	15,094	34,535	38,286	39,269	45,359
Seven years later	14,871	34,280	38,080	39,118
Eight years later	14,694	34,222	37,967
Nine years later	14,690	34,096
Ten years later	14,591

Net cumulative redundancy (deficiency)	$6,119	$11,944	$12,145	$11,087	$11,345	$8,781	$8,216	$5,333	$767	$(3,449)

(1)	The December 31, 2005 reinsurance recoverable on unpaid losses includes $5,955,000 recoverable attributable to the Citizens’ assessment. (See Insolvency Funds and Associations; Mandatory Pools and Insurance Facilities).

We have maintained adequate overall reserves producing reserve redundancies in nine of the past ten years. We believe that our policy of analyzing industry loss data in setting our reserves has been a contributing factor to our reserve redundancies because in recent years industry loss averages have been higher than our own loss experience. Due to our consistent loss reserving practices, we have generally produced reserve redundancies. The $3.4 million deficiency in net reserves in 2007 is attributable to adverse developments from the Florida commercial lines of business that is not expected to result in future adverse development for North Pointe. As our historical data for a particular line of business increases, both in terms of the number of years of loss experience and the size of our data pool, we will increasingly rely on our own loss experience in establishing our reserves.

The table below presents a breakdown of the insurance companies’ reserves for gross losses and loss adjustment expenses between reserves for case losses and reserves for IBNR losses:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)

Case:
Commercial lines products
Liability	$14,353	$12,061	$13,180
Property	10,561	9,643	8,246
Commercial multi-peril	10,476	14,483	19,942
Commercial automobile	10,149	3,705	4,325
Workers compensation	41,624	—	—
Other	1,785	1,063	772

Total commercial lines	88,948	40,955	46,465

Personal lines products
Personal automobile	3,388	4,758	6,128
Homeowners	1,325	2,713	8,893

Total personal lines	4,713	7,471	15,021

Total	93,661	48,426	61,486

IBNR:
Commercial lines products
Liability	$24,435	$12,042	$13,742
Property	788	786	3,868
Commercial multi-peril	12,009	18,628	14,613
Commercial automobile	14,850	2,851	2,622
Workers compensation	22,749	—	—
Other	1,075	511	805

Total commercial lines	75,906	34,818	35,650

Personal lines products
Personal automobile	2,399	4,015	9,451
Homeowners	222	2,496	11,191
Personal Other	76	—	—

Total personal lines	2,697	6,511	20,642

Total	78,603	41,329	56,292

Total:
Commercial lines products
Liability	$38,788	$24,103	$26,922
Property	11,349	10,429	12,114
Commercial multi-peril	22,485	33,111	34,555
Commercial automobile	24,999	6,556	6,947
Workers compensation	64,373	—	—
Other	2,860	1,574	1,577

Total commercial lines	164,854	75,773	82,115

Personal lines products
Personal automobile	5,787	8,773	15,579
Homeowners	1,547	5,209	20,084
Personal Other	76	—	—

Total personal lines	7,410	13,982	35,663

Total	$172,264	$89,755	$117,778

The increase in our commercial lines loss and loss adjustment expenses reserves as of December 31, 2007 as compared to December 31, 2006 was primarily attributable to the acquisition of Capital City. The commercial reserves related to Capital City totaled $92.0 million as of December 31, 2007. The decrease in our personal lines loss and loss adjustment expenses reserves as of December 31, 2007 compared to December 31, 2006 was primarily attributable to the reduction of the homeowners line of business through both tighter underwriting and ultimately the sale of Home Pointe Insurance Company, which is excluded from this table and reported as discontinued operations in the financials.

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

Cash and Investments

Our investment strategy is to invest in marketable and highly liquid investment grade securities. We employ outside money managers to manage our investment portfolio based on investment guidelines approved by our board of directors. Our board reviews these guidelines annually, and we have a finance committee, currently comprised of three independent directors, which meet at least quarterly to discuss our performance relative to our objectives. Our key objectives in developing our investment guidelines include maintaining sufficient liquidity to meet insurance operation obligations, ensuring capital preservation, and maximizing total return on the portfolio.

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

Recently, the U.S. secondary mortgage market has experienced disruptions resulting from credit quality deterioration in a significant portion of loans originated, primarily to non-prime and sub-prime borrowers. Our investment portfolio includes investments in mortgage-backed and asset-backed securities. As of December 31, 2007, mortgage and asset-backed securities constituted approximately 28.8% of our fixed income portfolio. Only a small portion of these securities are secured by sub-prime mortgage collateral. These securities are adequately collateralized, AAA rated investment quality that we currently expect will continue to perform.

Our cash and investment portfolio totaled $271.9 million and $165.8 million as of December 31, 2007 and 2006, respectively, and is summarized as follows:

	2007		2006
		Percent of		Percent of
	Amount	Portfolio	Amount	Portfolio
	(Dollars in thousands)

Fixed-income:
U.S. governmental and agency securities	$15,077	5.5%	$30,526	18.4%
Foreign government	307	0.1%	300	0.1%
Corporate securities	68,393	25.2%	29,421	17.7%
Municipal securities	38,516	14.2%	7,035	4.2%
Mortgage-backed securities	66,185	24.2%	32,360	19.5%
Asset-backed securities	12,203	4.6%	7,692	4.7%

Total fixed-income	200,681	73.8%	107,334	64.6%
Cash and cash equivalents	64,890	23.9%	46,039	27.8%
Equity securities — common shares	3,054	1.1%	11,376	6.9%
Equity securities — preferred shares	1,037	0.4%	—	0.0%
Other investment	2,241	0.8%	1,088	0.7%

Total	$271,903	100.0%	$165,837	100.0%

The following is a summary of the credit quality of the fixed-income portfolio as of December 31, 2007:

Treasury and Government Agency	7.5%
“AAA”	65.3%
“AA”	15.1%
“A”	8.0%
“BBB”	3.9%
“BB”	0.1%
“CCC”	0.1%

Total	100.0%

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

We have historically maintained a high concentration of investment-grade securities in the fixed-income portion of our investment portfolio and have limited exposure to lesser rated bonds, or so-called “high yield” instruments. As of December 31, 2007, 95.9% of our fixed-income securities were rated (by Standard & Poor’s Rating Services or Moody’s Investors Services, Inc.) “A” or higher or were issued by governmental agencies rated “AAA.”

We also seek to maintain a conservative mix between fixed-income and equity securities in our investment portfolio, with a high concentration in bonds, cash and cash equivalents and less than 10% exposure to equities. We engage New England Asset Management to manage our fixed-income securities and Munder Capital Management to manage our equity securities portfolio.

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

Certain information required by this item is incorporated by reference to Note 7 of the Consolidated Financial Statements and “Management’s Discussion and Analysis” included elsewhere in this Annual Report on Form 10-K.

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

The following table summarizes amounts due us from reinsurers as of December 31, 2007. The amounts due consist of recoverables from losses and loss adjustment expenses (“LAE”), and prepaid reinsurance premiums:

		Gross
Reinsurer	A.M. Best Rating	Amount Due
		(Dollars in thousands)

General Reinsurance Corporation	“A++” (Superior)	$16,864
National Workers Compensation Reinsurance Pool	N/A(1)	14,591
Swiss Reinsurance American Corporation	“A+” (Superior)	8,583
MCCA	N/A(1)	5,379
Platinum Reinsurance Company	“A” (Excellent)	4,779
TOA Reinsurance Company of America	“A” (Excellent)	4,682
National Flood Insurance Program	N/A(1)	1,486
Folksamerica Reinsurance Company	“A-” (Excellent)	1,480
Munich Reinsurance America, Inc.	“A+” (Superior)	1,220
Lloyd’s Syndicate Number 4472	N/A(1)	1,043
All Other	“B++” or better	4,141

Total		$64,248

(1)	These reinsurers do not receive A.M. Best ratings.

Our reinsurance agreements are typically for one-year terms and are renegotiated annually. We review each agreement as it comes up for renewal and negotiate with our reinsurers to make appropriate modifications in light of market conditions and the price of reinsurance. In soft markets, when reinsurance premiums may be lower due to greater availability and capacity, we may make more liberal use of reinsurance to shift risk. In contrast, in hard markets, when availability may be tighter and prices may be higher, we may retain a greater piece of each risk that we write or be forced to write fewer policies or cancel existing policies. We seek to maintain a balance between growth in surplus and the cost of reinsurance.

We augment our excess of loss reinsurance coverages by purchasing catastrophe reinsurance that is designed to cover us for catastrophic perils that are unpredictable as to location, frequency and severity. Our primary catastrophic exposure is property damage due to hurricanes, tornadoes, hail, and winter storms. As part of our overall risk management strategy, we annually evaluate our probable maximum loss using catastrophe exposure modeling developed by independent sources.

Our Florida homeowners catastrophe reinsurance agreement expired May 31, 2007 and was replaced with a new reinsurance contract effective June 1, 2007. The new reinsurance contract relies heavily upon the Florida Hurricane Catastrophe Fund (FHCF), which is a state-sponsored reinsurance program. North Pointe Casualty’s in force premiums for the Florida homeowners lines of business were less than $500,000 in 2007. The FHCF provides North Pointe Casualty 90% coverage for coverage for up to approximately $83,000 of losses in excess approximately $29,000 retention in the “FHCF Main Layer,” and 90% coverage for approximately $64,000 in losses in excess of approximately $112,000 in the “FHCF TICL Layer.”

The North Pointe Insurance workers compensation reinsurance agreement became effective May 31, 2007, and provided 100% coverage for up to $14.0 million in losses in excess of $1.0 million in retention. This reinsurance agreement was replaced January 1, 2008 with a new contract providing 100% coverage up to $18.0 million in losses in excess of $2.0 million retention and includes North Pointe and Capital City Insurance companies.

Our commercial and Midwest homeowners’ catastrophe reinsurance agreements, effective July 1, 2007, provide 100% coverage for up to $20.0 million in losses in excess of $5.0 million retention. This includes one mandatory reinstatement for the reinsurance utilized and requires reinstatement premiums to be equal to 100% of the original premiums paid, calculated on a pro rata basis, based on the coverage utilized. On January 1, 2008, the agreement was amended to add Capital City Insurance Company.

Capital City Insurance Company renewed a commercial auto excess of loss treaty effective July 1, 2007, with an automatic renewal January 1, 2008. This commercial auto contract provides 100% coverage up to $1.0 million in losses in excess of $300,000 retention. Additionally, due to the nature of limits on the South Carolina Fleet, the company carried no reinsurance on its commercial auto coverages under this program. Facultative reinsurance is purchased for coverage limits that exceed the primary reinsurance treaty’s limits.

On November 1, 2007, we purchased lawyers professional liability excess of loss reinsurance. The lawyers professional liability agreement provides us with coverage $4.5 million excess of loss with $500,000 retention.

Effective January 1, 2008, we purchased a property per risk treaty for commercial and personal property lines, excluding Florida homeowners, but including homeowners in Midwest, Arizona, Hawaii, Nevada, and South Carolina, up to $10.0 million per risk, subject to $1.0 million retention for North Pointe and Capital City Insurance companies.

We also purchase corporate clash reinsurance coverage, effective January 1, 2008, that covers exposure to, among other things, losses incurred by more than one policyholder from a single casualty occurrence, losses in excess of policy limits and punitive damages that result from our bad faith or errors and omissions. Our current corporate clash reinsurance program provides coverage of up to $5.0 million per occurrence in excess of $1.0 million in all states in which we operate and for all of our casualty lines of business.

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

Ratings

Insurance companies can apply to receive a financial strength rating from A.M. Best. These ratings range from “A++” (Superior) to “F” (In Liquidation). North Pointe Insurance’s financial strength rating is “A−” (Excellent), North Pointe Casualty’s rating is “B+” (Good), Capital City Insurance’s rating is “B++” (Good), and the issuer credit rating of North Pointe Holdings is “BB+”. North Pointe Insurance and Capital City Insurance’s financial size category is VI (adjusted policyholders’surplus from $25.0 million to $50.0 million), and North Pointe Casualty’s financial size category is V (adjusted policyholders’surplus from $10.0 million to $25.0 million).

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

North Pointe Financial, our wholly-owned subsidiary, is the immediate parent company of our operating insurance companies, North Pointe Insurance, North Pointe Casualty and Capital City Insurance. In addition in 2005, we organized a new captive insurance company, Midfield, domiciled in the District of Columbia. Our insurance companies and our other affiliates are subject to regulation by insurance regulatory agencies in each state in which they do business. This regulation is designed for the protection of our policyholders rather than our shareholders. The regulatory requirements and restrictions include or involve the following:

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

Insolvency Funds and Associations, Mandatory Pools and Insurance Facilities

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

Our insurance companies are members of the statutorily created insolvency funds or associations in all states where they are authorized to transact business. We expensed $834,000, $2.3 million and $953,000 in 2007, 2006 and 2005, respectively, in connection with these combined assessments (including Citizens, Florida Insurance Guaranty Association, Inc. (FIGA), and South Carolina Property and Casualty Insurance Guarantee Association (SCIGA) assessments discussed below). These payments may be subject to recovery through future policy surcharges and premium tax reductions.

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

An insurer may recoup a regular assessment through a surcharge to policyholders. In order to recoup its Citizens regular assessment, an insurer must file for a policy surcharge with the Florida Department of Insurance prior to imposing such surcharge on its policyholders. To the extent that reinsurers cover the assessment, they are reimbursed from the surcharges.

Citizens is designed so that the ultimate cost is borne by policyholders; however, the exposure to assessments and the availability of recoupments vary between competing insurance companies. Market conditions may affect an insurer’s ability to fully recoup the assessment. Moreover, even if surcharges and assessments do offset each other, they may not offset each other in the same fiscal period due to the ultimate timing of the assessments and recoupments and the possibility the related coverages are not written in subsequent years.

In 2007 and 2006, we did not receive any assessments from Citizens. At December 31, 2005, we accrued a Citizens assessment based on an estimated deficit of $1.7 billion that resulted from 2005 hurricane losses and adverse development from 2004 hurricane losses. In June 2006, the Florida Legislature appropriated $715.0 million to help offset this deficit. During the fourth quarter of 2006, we received the actual assessment from Citizens that was calculated based on a $163.0 million deficit. The change in Citizens deficit resulted in recognizing income of $417,000 in 2006. The Citizens’ deficit could change because ultimate hurricane losses are difficult to estimate. Additionally, the Florida legislature may further alter how the existing and/or future Citizens’ deficits will be recovered. In August 2005, we were assessed $2.1 million by Citizens related to the 2004 hurricanes. After reinsurance, our retention was $131,000 plus $78,000 of reinstatement charges resulting in a $138,000 after-tax charge in 2005. As of December 31, 2005, we accrued a liability of $6.4 million and a $6.0 million reinsurance recoverable in anticipation of further Citizens assessments. Our retention of $438,000 plus $170,000 of reinstatement charges resulted in a $401,000 after-tax charge to income in 2005, which is in addition to the $138,000 after-

tax charge referred to above. Citizens made no assessments prior to 2005. Because emergency assessments are levied directly on policyholders in the form of surcharges and are not the obligation of insurance carriers, no liability has been established for anticipated emergency assessments.

FIGA services Florida policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within insolvent companies, FIGA can assess other property and casualty insurance companies writing in Florida. In 2007, we received a regular assessment from FIGA for $749,000. The assessment represents two percent of direct premiums written in the State of Florida in 2006. The assessment was received in October of 2007 and paid in November 2007. In 2006, we received two assessments (a regular and an emergency) from FIGA, each for $1.4 million. Each assessment equaled two percent of the Company’s $69.1 million direct premiums written in the State of Florida in 2005. The regular assessment was received in the second quarter of 2006 and was paid in July 2006. The emergency assessment was received in the fourth quarter of 2006 and was paid in January 2007. Regular assessments are capped at two percent of the assessed companies’ annual direct premiums written in the prior year. FIGA has publicly proposed increasing the cap on any one year’s regular assessment from two percent to four percent. The 2006 assessments related to the liquidation of the POE Financial Insurance Group including Southern Family Insurance Company, Atlantic Preferred Insurance Company and Florida Preferred Property Insurance Company. In the event that carriers become insolvent in any state, including Florida, the Company could be subject to assessments from such states’ guaranty organizations.

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

The SCIGA services South Carolina policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within insolvent companies, SCIGA can assess other property and casualty insurance companies writing in South Carolina. In 2007, we received an assessment from SCIGA for $678,000. This assessment equaled two percent of the Company’s $33.9 million direct premiums written of workers’ compensation business in the State of South Carolina in 2002. The assessment was received and paid in 2007. The 2007 assessment related to the liquidation of the liquidation of Legion Insurance Company. In the event that carriers become insolvent in any state, including South Carolina, the Company could be subject to assessments from such states’ guaranty organizations.

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

As of December 31, 2007, North Pointe Insurance had three IRIS ratios outside the usual range, as follows:

		North Pointe
Ratio	Usual Range	Insurance Ratio

Change in net premiums written	+33% to −33%	41.0%
Gross change in policyholders’ surplus	+50% to −10%	(23.0)%
Net change in policyholders’ surplus	+25% to −33%	(23.0)%

The unusual value for change in net premiums written resulted from the addition of pet health and Michigan workers’ compensation during the year. The net premiums written were further increased as a result of a reduction in the reinsurance ceded.

The unusual values for the gross change in policyholders’ surplus and the net change in adjusted policyholders’ surplus resulted mainly from a $5.0 million dividend paid during the year and a $3.9 million change in non-admitted assets.

As of December 31, 2007, North Pointe Casualty had one IRIS ratios outside the usual range, as follows:

		North Pointe
Ratio	Usual Range	Casualty Ratio

Change in net premiums written	+33% to −33%	50%

The unusual value for change in net premiums written resulted from the movement of Florida commercial liability business from North Pointe Insurance Company to North Pointe Casualty.

As of December 31, 2007, Capital City Insurance Company had no IRIS ratios outside the usual range.

Captive Insurance Company Regulation

We organized and activated Midfield Insurance Company as a captive insurance subsidiary in 2005. Midfield is organized and licensed as a pure captive insurance company under the laws of the District of Columbia. A captive insurance company assumes only the risks of its parent and/or affiliated companies.

Generally, captive insurance companies are not subject to the same degree of regulation as are other insurance companies. For example, the laws and regulations applicable to non-captive insurance companies domiciled in the District of Columbia do not apply to captive insurance companies domiciled in the District of Columbia. As a result, Midfield will not be subject to, among other things, the District’s rate and form filing requirements, guaranty fund assessments, or insurance regulatory trust fund assessments. However, Midfield is required to file an annual report with the Commissioner of the District of Columbia Department of Insurance, Securities and Banking and will be subject to periodic financial examinations by the Commissioner’s office. Moreover, Midfield’s investments will be subject to review and possible disapproval by the Commissioner’s office. Midfield will be subject to minimum capital and surplus requirements for captive insurance companies and premium taxes levied by the District of Columbia. As of December 31, 2007, Midfield’s capital and surplus was $6.8 million.

Item 1A.	RISK FACTORS

Risks Relating to the Pending Transaction with QBE Holdings

We are subject to business uncertainties and contractual restrictions while the transaction with QBE Holdings, Inc. is pending.

Uncertainty about the effect of the pending acquisition of North Pointe Holdings Corporation by QBE Holdings, Inc. on our employees and other constituents may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel until the transaction is completed and could cause others that deal with us to defer decisions concerning us, or to seek to change existing business relationships with us. If key employees depart because of uncertainty about their future roles and the potential complexities of integration, the combined company’s business following the transaction could be harmed. In addition, the agreement and plan of merger restricts us from making certain acquisitions or dispositions and taking other specified actions without the consent of QBE Holdings, Inc. until the transaction is completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the acquisition.

Failure to complete the transaction could negatively affect the stock price and the future business and financial results of the Company.

There is no assurance that North Pointe Holdings Corporation and QBE Holdings, Inc. will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the transaction. If the transaction is not completed for any reason, we will be subject to several risks, including the following:

•	We may be required to pay and reimburse QBE Holdings amounts of up to approximately $4 million in the aggregate if the agreement and plan of merger is terminated under certain circumstances;

•	The current market price of our common stock may reflect a market assumption that the transaction will occur, and a failure to complete the transaction could result in a decline in the market price of our common stock;

•	Many costs relating to the transaction (such as legal, accounting, and a portion of our financial advisory fees) are payable by North Pointe whether or not the transaction is completed;

•	There may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the transaction may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial; and

•	We will continue to face the risks that we currently face as an independent company, as further described herein.

If the transaction is not completed, the risks described above may materialize and materially adversely affect our business, financial results, financial condition, and stock price.

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

It is possible the integration of the Capital City entities, which were acquired in July 2007, could result in: the loss of key employees; disruptions in controls, procedures and policies; disruptions to daily operations as a result of expected computer system conversions; the potential loss of agents and of policy holders; and the potential for a higher than currently anticipated claims and losses. These and other factors could affect our ability to realize projected cost savings and the timing of these savings, and could affect our ability to retain and grow the Capital Cities agent and policyholder base.

Our success depends on our ability to price accurately the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. To price our products accurately, we must: collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

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

Moreover, there may be a situation in which we have more than two catastrophic events within one policy year. Because our current catastrophe reinsurance programs only allow for one automatic reinstatement, we would be required to obtain new catastrophe reinsurance to maintain our current level of catastrophe reinsurance coverage. We may find it difficult to obtain such coverage, particularly in the middle of the hurricane season. For example, if a second event has just occurred and, at the same time, another tropical storm or hurricane is approaching the coast, posing a threat of a third event, the reinsurance market may exclude that particular risk from third event coverage.

If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. See “Business — Reinsurance.”

We are subject to comprehensive regulation that poses particular risks to our ability to earn profits.

Our insurance company subsidiaries are subject to comprehensive regulation by state insurance agencies in Michigan, Florida and South Carolina, the states in which they are domiciled. They are also subject to regulation by state insurance agencies in the states where they sell insurance products, issue policies and handle claims. Additionally, our captive reinsurance subsidiary is subject to regulation under the laws of the District of Columbia. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is and will continue to be critical to our success and ability to earn profits.

Examples of state regulation that pose particular risks to our ability to earn profits include the following:

•	Required licensing. Our insurance company subsidiaries operate under licenses issued by various state insurance agencies. If a regulatory authority were to deny or delay granting a new license, our ability to enter that market quickly or offer new insurance products in that market would be substantially impaired.

•	Regulation of insurance rates and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance rate schedules and policy forms for review and approval. If rate increases we deem necessary are not approved by a state insurance agency, we may not be able to respond to market developments and increased costs in that state. Likewise, if insurance policy forms we seek to use are not approved by a state insurance agency, our ability to offer new products and grow our business in that state would be substantially impaired.

•	Restrictions on cancellation, non-renewal or withdrawal. Many states have laws and regulations restricting an insurance company’s ability to cease or significantly reduce its sales of certain types of insurance in that state. These laws and regulations could limit our ability to exit or reduce our business in unprofitable markets or discontinue unprofitable products. For example, we experienced difficulty in exiting the California non-standard automobile insurance market in a timely manner due to regulatory constraints on our ability to cease renewing existing policies.

•	Transactions between insurance companies and their affiliates. Transactions between our subsidiary insurance companies and their affiliates generally must be disclosed to — and in most cases approved by — state insurance agencies. State insurance agencies may refuse to approve or delay their approval of a transaction, which may impact our ability to innovate or operate efficiently.

Compliance with these state laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately, obtain timely rate increases necessary to cover increased costs, discontinue unprofitable relationships or exit unprofitable markets, and otherwise grow our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks would adversely affect our profitability.

Our financial results may be adversely affected by conditions in the states where our business is concentrated.

While we currently offer insurance products in 49 states, our business is concentrated to some extent in two states, Florida and Michigan. For the year ended December 31, 2007, 38.7% of our net premiums earned related to policies issued to customers in Florida and 17.5% of our net premiums earned related to policies issued to customers in Michigan. Our revenues and profitability are subject to prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies which are more geographically diversified. Because our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Michigan or Florida could have an adverse effect on our financial condition and results of operations.

Our results and financial condition may be adversely affected by our failure to establish adequate loss and loss adjustment expense reserves.

We maintain reserves to cover our estimated ultimate liability for losses and related loss adjustment expenses for both reported and unreported claims on insurance policies issued by our insurance companies. For certain of our lines of business, several years may elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of the relevant claim. The establishment of appropriate reserves is an inherently uncertain process involving actuarial and statistical projections of what we expect to be the cost of the ultimate settlement and administration of claims based on historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, it has been and will continue to be necessary to revise estimated future liabilities as reflected in our reserves for claims and related expenses. Our gross loss and loss adjustment expense reserves totaled $172.3 million at December 31, 2007. Our loss and loss adjustment expense reserves, net of reinsurance, were $121.1 million at that date. We cannot be sure that our ultimate losses and loss adjustment expenses will not exceed our reserves. If and to the extent that our reserves prove inadequate, we will be required to increase our reserves for losses and loss adjustment expenses and incur a charge to earnings in the period during which our reserves are increased, which could materially and adversely affect our financial condition and results of operations. For example, based on our range analysis in “Unpaid Losses and Loss Adjustment Expenses,” if our net loss and loss adjustment expense reserves as of December 31, 2007 were greater by $11.7 million or lower by $6.4 million, a corresponding decrease or increase in our net income for 2007 of $7.7 million or $4.2 million, respectively, would result. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and “— Unpaid Losses and Loss Adjustment Expenses,” included elsewhere within this Annual Report on Form 10-K.

A reduction in our insurance company subsidiaries’ A.M. Best financial strength ratings could adversely affect our business and financial condition.

A.M. Best, generally considered to be a leading authority on insurance company ratings and information, has currently assigned our insurance company subsidiaries financial strength ratings of “A−” (Excellent) for North Pointe Insurance, “B+” (Good) for North Pointe Casualty, and “B++” (Good) for Capital City. A.M. Best assigns financial strength ratings ranging from “A++” (Superior) to “F” (In Liquidation). According to A.M. Best, “B+” and “B++” ratings are assigned to insurers that have a good ability to meet their current obligations to policyholders. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked in the sole discretion of A.M. Best. The failure of either North Pointe Insurance or North Pointe Casualty to maintain their A.M. Best ratings could cause our current and future independent agents and insureds to choose to transact their insurance business with more highly rated competitors. Because lenders and reinsurers will use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs. In addition, the failure of our insurance companies to maintain an A.M. Best rating of “B+” (Good) or higher would constitute an event of default under the terms of our existing credit facility. These factors would likely have a material adverse effect on our business and financial condition.

We could incur significant losses or a shortage of liquidity if our reinsurers are unable to pay or do not pay our claims timely.

We transfer some of the risk we write to reinsurance companies in exchange for a percentage of the premium we receive in connection with the risk. Although our reinsurers are liable to us to the extent we transfer risk to them, if any of our reinsurers cannot pay their reinsurance obligations, or dispute these obligations, we remain liable to pay the claims of our policyholders. At December 31, 2007, we had a total of $64.2 million due us from reinsurers, including $56.4 million of recoverables from losses and $7.8 million in prepaid reinsurance premiums. The largest amount due us from a single reinsurer was $16.9 million, recoverable from General Reinsurance Corp. Moreover, at December 31, 2007, we had 10 reinsurers that owed us in excess of $1.0 million each and $60.1 million in the aggregate. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

As of December 2007, we maintained reinsurance coverage from approximately 57 reinsurers. In the past, depending upon the type of coverage and line of business, it has generally taken us between one and two months to replace reinsurance coverage upon the cancellation or expiration of existing coverage. In order to replace existing reinsurance coverage, we first identify possible alternative reinsurers to provide us with the coverage we require. We do this either through our reinsurance broker or through our contacts in the direct reinsurance market, as well as independent research. Once alternative reinsurers have been identified, we allow them to perform due diligence on our relevant insurance business. Upon completion of this due diligence process, we negotiate the terms of the applicable reinsurance coverage with the selected reinsurer. We believe that, in the future, it would take at least the same amount of time to identify alternative providers of reinsurance coverage, allow them to perform the necessary diligence regarding our insurance business, and negotiate the terms of the applicable coverage as it has in the past. If we are unwilling to increase our risk exposure or seek to reduce the amount of risk we underwrite, we may be required to pay substantially greater premiums to obtain the desired reinsurance coverage. These increased premiums could, in turn, adversely impact our profitability. Alternatively, if we were to increase our risk exposure in an effort to reduce our reinsurance coverage costs, our results of operations and financial condition could be materially and adversely affected as a result of having to pay greater losses on claims.

We depend upon our network of independent agents for revenues and market opportunities, and our business may not continue to grow and may be materially and adversely affected if we cannot retain existing and attract new independent agents.

Our network of independent agents accounts for a significant portion of the gross premiums on insurance policies that we write and constitutes our primary distribution channel for our products. In addition, we have developed several successful products based on referrals from our independent agents of new specialty market opportunities. As a result, our business depends heavily on the efforts of our independent agents and on our ability to offer products that meet the needs of our independent agents and their customers, and the continued growth of our business will depend materially upon our ability to retain existing and attract new independent agents.

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

Virtually all states require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in Florida, insurance companies are required to participate in Florida’s mandatory reinsurance fund, FHCF. We are also subject to assessments from Citizens and FIGA in Florida and SCIGA in South Carolina. The effect of these assessments and mandatory reinsurance arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business. In 2007, we incurred $551,000 of after-tax expenses, attributable to FIGA and SCIGA assessments. See “Business — Regulatory Environment — Membership in Insolvency Funds and Associations; Mandatory Pools and Insurance Entities,” incorporated elsewhere in this Annual Report on Form 10-K.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims that we incur.

All of our property insurance business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as hurricanes, winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires and other events such as explosions, terrorist attacks and riots. For example, we incurred $1.1 million of after-tax loss and loss adjustment expenses relating to Mid-West storm activity in 2006.

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

Our success depends in part upon the continued services of our senior management team, particularly our Chairman, Chief Executive Officer and President, James G. Petcoff, our Chief Operating Officer and Executive Vice President, B. Matthew Petcoff, and our Chief Financial Officer and Senior Vice President-Finance, Brian J. Roney. We have entered into employment agreements with James G. Petcoff, B. Matthew Petcoff, and Brian J. Roney. As of December 31, 2007, we also had key-person life insurance on James G. Petcoff having a face value of $6.0 million. We do not have employment agreements with any other executive officers or employees. The loss of any of our executive officers or other key personnel, or our inability to recruit and retain additional qualified personnel as we grow, could materially and adversely affect our business and results of operations and could prevent us from fully implementing our growth strategies.

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

State insurance laws limit the ability of our insurance company subsidiaries to pay dividends to us and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. In addition, for competitive reasons, our insurance companies need to maintain financial strength ratings, which in turn require us to maintain certain levels of capital and surplus in those subsidiaries. The need to maintain capital and surplus levels may affect the ability of our insurance company subsidiaries to pay dividends to us. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to us in 2008 by our insurance company subsidiaries is approximately $3.9 million.

The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect the ratings of our insurance company subsidiaries, our competitive position, and the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies, and our right to participate in any distribution of assets of one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that our rights, if any, as a creditor are recognized. As a result, a prolonged, significant decline in the profits of our insurance company subsidiaries or regulatory action limiting dividends could subject us to shortages of cash because our insurance company subsidiaries would not be able to pay us dividends. We also rely on service contracts entered into with or between our non-insurance company subsidiaries and our insurance company subsidiaries, and to the extent that the amounts charged under these contracts are modified by the applicable insurance regulatory authority, less cash may be available to us.

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

Our insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws, including the laws of their states of domicile (Michigan, Florida, and South Carolina). The risk-based capital standards, or RBC standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require our insurance company subsidiaries to report their results of RBC calculations to state insurance departments and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC limits. In addition, our premium finance subsidiary is subject to minimum capital requirements imposed under the laws of some of the states in which it conducts business, and our captive reinsurance subsidiary is subject to minimum capital and surplus requirements under the laws of the District of Columbia.

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

We may be subject to risks associated with our continued use of contingent commission arrangements with independent agents.

We utilize contingent commission arrangements with certain of our independent agents that obligate us to pay contingent commissions to these agents based on the profitability of the insurance business written through such agents. We expensed $553,000, $388,000 and $224,000 in the years ended December 31, 2007, 2006 and 2005, respectively, relating to such contingent commission payments. Certain regulatory officials have recently questioned the use of certain contingent commission arrangements, primarily alleging that they may be improper if not adequately disclosed to consumers. The NAIC has adopted model legislation that would require greater disclosure of these arrangements by certain insurance agents and brokers, and several state regulators continue to investigate the use of these arrangements throughout the insurance industry.

The adoption of regulations prohibiting the use of contingent commission arrangements or requiring greater disclosure of such arrangements could adversely affect our business by, among other things, requiring us to implement less economically attractive methods of compensating our independent agents, requiring us to monitor our independent agents’ compliance with applicable disclosure requirements and potentially subjecting us to regulatory action or other liability for their failure to so comply.

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

Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting . If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards as then in effect and as supplemented or amended from time to time, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price for our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business. See Item 9A — “Controls and Procedures,” incorporated elsewhere within this Annual Report on Form 10-K.

Employees

At December 31, 2007, we had 379 employees. None of our employees is covered by any collective bargaining agreements.

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

Our home office is located in Southfield, Michigan, where we occupy approximately 30,000 square feet of office space for use in all of our business segments. We lease 14,816 square feet of office space in Jacksonville, Florida for use in our specialty commercial lines business segment. This lease expires in June 2010. We lease nearly 13,000 square feet of office space in Lombard, Illinois, all of which was sublet to unrelated third parties when we closed our Chicago operation in April 2003. We also lease space for small offices in East Lansing, Michigan; Coral Gables, Florida (opened September 2006); and Wilmette, Illinois, all of which are used in our specialty commercial lines business segment. During 2006, we closed the Cooper City, Florida office, which was used in our homeowners insurance business. In January 2007, we opened an office in Sacramento, California where we occupy approximately 3,091 square feet for use in our personal lines business.

The primary offices for the Capital City companies, which were acquired in July 2007, are located in Columbia, South Carolina. We lease two buildings with approximately 20,000 square feet of office space each. Both of these leases expire in 2010. In addition to the properties described above, we lease additional space throughout the Southeastern United States for our agency and insurance company operations.

As of December 31, 2007, we believe all of our facilities are suitable and adequate for use.

Item 3.	LEGAL PROCEEDINGS.

As of December 31, 2007, we were not a party to any pending legal proceedings other than in the ordinary course of defending claims asserted against our policyholders, none of which, if decided adversely to us, would, in the opinion of management, have a material adverse effect on our business or financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of North Pointe Holdings Corporation is listed and traded on the Nasdaq Stock Market (Symbol: NPTE), where our common stock began trading on September 23, 2005. Prior to such date, there was no established public trading market for our common shares. As of February 28, 2008 the 8,919,329 outstanding shares of Common Stock were held by 19 holders of record. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 20, 2008 was $15.69.

The following table presents the range of share prices for each quarter of 2007 and 2006:

	2007		2006
Quarter Ended	High	Low	High	Low

March 31	$12.94	$9.94	$15.83	$11.00
June 30	12.34	9.87	13.55	6.73
September 30	12.05	9.00	9.51	6.33
December 31	11.50	9.50	10.81	8.90

We have not declared or paid any dividends since our shares began to trade publicly on September 23, 2005 nor do we expect to pay dividends in the foreseeable future. In order to pay dividends, we would need to receive funds from our insurance subsidiaries. Our senior debt facility restricts the payment of dividends to our shareholders without their prior consent. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Constraints and Outstanding Debt. Our agreement and plan of merger with QBE also restricts our ability to pay dividends.

In August 2006, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock. Under this program, repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions in accordance with the Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program has a twenty-four month time limit, and the timing and actual number of shares to be repurchased will depend on a variety of factors, including corporate and regulatory requirements, price, and other market conditions. In 2007, we repurchased a total of 209,358 shares.

			Total
			Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as part of Publicly	That May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Date	Repurchased	per Share	Program	the Program

June 30, 2007	200,000	$10.16	200,000	$2,968,000
August 23, 2007	879	9.45	879	2,959,692
August 24, 2007	879	9.50	879	2,951,341
August 27, 2007	1,000	9.70	1,000	2,941,643
August 28, 2007	1,600	9.97	1,600	2,925,691
August 29, 2007	1,600	10.01	1,600	2,909,675
August 31, 2007	600	10.15	600	2,903,585
September 6, 2007	2,800	10.26	2,800	2,874,857

Item 6.	SELECTED FINANCIAL DATA.

The following table summarizes our consolidated financial information for the periods indicated.

The information as of December 31, 2007, 2006, 2005, 2004, and 2003 and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 was derived from our audited consolidated financial statements.

Our audited consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are incorporated elsewhere in this Annual Report on Form 10-K.

North Pointe Holdings Corporation
Five Year Selected Financial Data

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share and ratio data)

Statements of Operations Data:
Revenues:
Direct premiums written	$115,666	$90,175	$110,409	$94,548	$88,036
Assumed premiums written	3,658	10	613	1,913	167

Gross premiums written	119,324	90,185	111,022	96,461	88,203

Net premiums written	107,408	61,127	86,079	80,493	76,224

Net premiums earned	$94,179	$66,651	$84,709	$76,957	$68,740
Investment income, net of investment expenses	8,676	5,731	3,865	2,377	2,174
Net realized capital gains (losses)	3,320	(214)	(168)	886	1,264
Other income	6,649	1,369	1,901	2,222	2,047
Gains on sales of businesses(1)	—	—	—	4,285	200

Total revenues	112,824	73,537	90,307	86,727	74,425

Expenses:
Loss and loss adjustment expenses, net	53,548	30,874	43,971	41,503	33,141
Policy acquisition costs	21,663	19,036	21,776	18,687	17,409
Other underwriting and operating expenses	27,981	21,781	17,812	13,730	13,159
Interest expense	3,261	1,711	959	763	422

Total expenses	106,453	73,402	84,518	74,683	64,131

Income from continuing operations before federal income tax expense and extraordinary items	6,371	135	5,789	12,044	10,294
Federal income tax expense	1,755	10	1,997	3,516	3,725

Income from continuing operations before extraordinary items	4,616	125	3,792	8,528	6,569
Extraordinary items(2)	—	—	—	2,905	—

Income from continuing operations	4,616	125	3,792	11,433	6,569

Discontinued operations (Note 3) Income from operations of discontinued subsidiary	8,632	6,891	88	—	—
Federal income tax expense	2,923	2,340	30	—	—

Income from discontinued operations	5,709	4,551	58	—	—

Net income	$10,325	$4,676	$3,850	$11,433	$6,569

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share and ratio data)

Earnings Per Share Data:
Basic
Income from continuing operations before extraordinary items and discontinued operations	$0.51	$0.01	$0.63	$1.50	$1.16
Income from discontinued operations	0.63	0.50	0.01	0.57	—
Net income	1.14	0.51	0.64	2.07	1.16
Diluted
Income from continuing operations before extraordinary items	$0.51	$0.01	$0.63	$1.46	$0.90
Income from discontinued operations	0.63	0.50	0.01	0.49	—
Net income	1.14	0.51	0.64	1.95	0.90
Balance Sheet Data:
Cash and investments	$271,903	$165,837	$142,691	$115,026	$98,115
Assets of discontinued operations	14,276	—	—	—	—
Total assets	431,067	257,577	275,036	205,079	165,433
Losses and loss adjustment expenses	172,264	89,755	117,778	96,561	76,319
Debt	54,287	23,131	5,026	20,062	10,848
Liabilities of discontinued operations	8,285	—	—	—	—
Total liabilities	332,813	169,342	192,809	170,387	137,340
Redeemable preferred stock	—	—	—	—	2,000
Shareholders’ equity	98,254	88,235	82,227	34,692	26,093
Combined statutory capital and surplus(3)	100,502	91,009	69,736	47,900	29,706
Book value per share(4)	$11.02	$9.67	$9.02	$7.10	$5.01
Key Financial Ratios:
Loss ratio(5)	53.1%	45.4%	50.8%	52.4%	46.8%
Expense ratio(6)	49.2%	60.0%	45.7%	41.0%	43.2%
Combined ratio(7)	102.3%	105.4%	96.5%	93.4%	90.0%

(1)	The gains on sales of businesses in 2004 was generated by a $4.0 million gain on the sale of the renewal policy rights relating to our non-standard personal automobile insurance line and a $285,000 gain on the sale of our renewal rights relating to approximately 100 liquor liability policies. The $200,000 gain on sales of businesses in 2003 was generated by a gain on the sale of Universal Fire & Casualty.

(2)	Extraordinary items reflect income generated through the recognition of negative goodwill resulting from acquisitions of companies purchased for less than the aggregate fair value of their net assets. We acquired Queensway International (subsequently renamed North Pointe Casualty Insurance Company) on February 28, 2004 for $11.0 million, resulting in an extraordinary gain of $2.9 million.

(3)	In 2007, North Pointe Insurance, North Pointe Casualty, Capital City Insurance and Midfield contributed $5.0 million, $1.0 million, $3.0 million and $3.0 million, respectively, to their parent. These contributions were made to facilitate the Capital City acquisition and to pay down outstanding debt. As of December 31, 2007, combined statutory capital and surplus included $36.1 million for Capital City Insurance which was acquired in July 2007 but did not include the capital and surplus of Home Pointe Insurance which was classified as discontinued operations for the year.

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

(4)	Book value per share equals the quotient obtained by dividing shareholders’ equity by the number of shares of common stock outstanding.

(5)	Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred divided by the sum of net premiums earned, installment fees and other income.

(6)	Expense ratio is the ratio (expressed as a percentage) of commissions and operating expenses divided by the sum of net premiums earned, installment fees and other income.

(7)	Combined ratio is the sum of the loss ratio and the expense ratio.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Note on Forward-Looking Statements

Some of the statements contained herein are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that the Company (also referred to herein as “we,” “us” and “our”) currently has and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	the availability and pricing of reinsurance and the potential for non-payment or delay in payment by reinsurers;

•	our ability to accurately price the risks we underwrite;

•	the impact of the current credit crisis on our investment portfolio, level of investment income, and level of impairment;

•	the inability to successfully integrate the Capital City entities could have a negative effect on our expenses and results of operations;

•	the establishment of adequate loss and loss adjustment expense reserves;

•	possible assessments for guaranty funds, other insurance-related assessments and mandatory reinsurance arrangements and our ability to recover such assessments through future surcharges or other rate changes;

•	retention and recruiting of independent agents and the potential loss of key personnel;

•	failure to pay claims accurately;

•	risks associated with high concentration of our business in certain geographic markets;

•	inability to implement our growth strategies;

•	the occurrence of severe weather conditions and other catastrophes;

•	the cyclical and seasonal nature of the industries within which we operate;

•	intense competition with other insurance companies;

•	our ability to obtain and retain trade association endorsements;

•	performance of our various operating subsidiaries and restrictions that may limit the ability of our subsidiaries to pay dividends to North Pointe Holdings;

•	existing and future regulations by the local, state and federal governments;

•	the compliance of our insurance company subsidiaries with minimum capital and surplus requirements;

•	ratings of our insurance company subsidiaries by A.M. Best;

•	the outcome of current industry investigations and potential regulation limiting the use of undisclosed contingent commission arrangements with independent agents;

•	adverse market conditions that could negatively impact our investment portfolio;

•	reliance on information technology and telecommunication systems;

•	our limited history writing homeowners insurance policies to homeowners in Florida;

•	changes in insurance-related laws and regulations;

•	our ability to implement and maintain adequate internal controls in our business; and

•	other risks that we identify in past and future filings with the Securities and Exchange Commission, including without limitation the risks described herein, and in future filings, under the caption “Risk Factors.”

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

Our revenues are principally derived from premiums earned from our insurance operations. Other revenues are primarily generated through investment income and fees associated with our personal and commercial policies. Our expenses consist primarily of losses and loss adjustment expenses, agents’ commissions and other underwriting and administrative expenses. We report consolidated financial information in four business segments: commercial lines insurance, personal lines insurance, administrative services and agency services.

Net income from continuing operations for the years ended December 31, 2007, 2006 and 2005 was $4.6 million, $125,000, and $3.8 million, respectively, resulting in diluted earnings per share from continuing operations of $0.51, $0.01 and $0.63, respectively. Net income from discontinued operations for the years ended December 31, 2007, 2006 and 2005 was $5.7 million, $4.6 million and $58,000, respectively, resulting in diluted earnings per share of $0.63, $0.50 and $0.01, respectively.

The $4.5 million increase in net income from continuing operations for the year ended December 31, 2007 was primarily attributable to a $27.5 million increase in net premiums earned ($22.2 million attributable to Capital City) and $5.3 million increase in fees and other income ($5.2 million attributable to Capital City). Theses increases were offset by a $22.7 million increase in loss and loss adjustment expenses ($13.2 million attributable to Capital City) and a $6.2 million increase in other underwriting and operating expenses ($8.1 million attributable to Capital City).

Our loss ratios from continuing operations for the years 2007, 2006, and 2005 were 53.1%, 45.4% and 50.8%, respectively. The loss ratio from continuing operations for the commercial lines in 2007 was 58.1% compared to 39.9% for 2006. The increase in the loss ratio from continuing operations is primarily the result of the Capital City Insurance acquisition. Loss ratios for Capital City have been traditionally higher than those reported historically by North Pointe. The higher loss ratio produced by Capital City is a significant factor in the increase in the overall loss ratio from continuing operations. The loss ratio from continuing operations for North Pointe’s personal lines for 2007 was 37.7 as compared to 99.0% for 2006. This decrease was primarily attributable to favorable reserve development in the personal automobile lines and homeowners lines.

The $3.7 decrease in net income for the year ended December 31, 2006 was primarily attributable to a $18.1 million decrease in net premiums earned, partially offset by a $13.1 million decrease in net loss and loss adjustment expenses and a $2.7 million decrease in policy acquisition costs.

The decrease in net premiums earned primarily resulted from cancellations and non-renewals in our commercial lines segment and increased reinsurance costs. The cancellations and non-renewals were the result of our prompt reduction of our wind exposure in Florida when it became evident that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season. We made the decision to reduce our exposure in early June, which was substantially implemented by July 2006 by the cancellation or non-renewal of all policies included in specific classes within our Florida small business line. This reduced total annualized gross premiums written in our Florida small business line by approximately $18.0 million, or 40.0%, and total insurable value with wind exposure by approximately 75.0%.

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

In October 2007, the Company signed an agreement to sell Home Pointe Insurance. On January 23, 2008, the Company through its wholly owned subsidiary, North Pointe Financial, completed the sale of Home Pointe Insurance to American Capital Assurance Corp., a subsidiary of Safe Harbour Holdings, LLC, a Florida domiciled insurance holding company. Home Pointe conducted all of the Company’s Florida homeowners and dwelling fire operations in 2007.

In December 2006, A.M. Best upgraded North Pointe Insurance’s financial strength rating from “B++” to “A−.” Simultaneously, A.M. Best reaffirmed North Pointe Casualty’s financial strength rating of “B+,” and upgraded the issuer credit rating of North Pointe Holdings to “bb+” from “bb”.

In August 2006, our Board of Directors authorized the repurchase of up to $5.0 million of the Company’s outstanding common stock. The repurchase program has a twenty-four month time limit, and the timing and actual number of shares to be repurchased will depend on a variety of factors, including corporate and regulatory requirements, price, and other market conditions. During the year ended December 31, 2006, we did not repurchase any shares under the program.

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

Estimation of Unpaid Loss and Loss Adjustment Expense Reserves

Unpaid loss and loss adjustment expense reserves represent our best estimate of the ultimate liability for losses and loss adjustment expenses that occurred prior to, but were unpaid at, the end of any given accounting period. At December 31, 2007 and 2006, we had $172.3 million and $89.8 million, respectively, of gross loss and loss adjustment expense reserves. Evaluation of these gross reserves requires the estimation of loss development over an extended period of time. Numerous factors will affect the ultimate settlement values of claims, including tort reform, expected future inflationary trends, medical costs and jury awards. These factors, coupled with the character of the business we write (much of which is small volume specialty commercial lines), continual changes in the mix of business we write, as well as ongoing rate and underwriting modifications, require that significant judgment be used in the reserve setting process. Changes in our mix of business, among other less substantial changes, create additional uncertainty in estimating the ultimate loss costs.

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

We use actuarial methodologies to assist us in establishing these estimates, including estimates of the severity and frequency of future claims, the length of time to obtain an ultimate resolution, outcomes of litigation and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, our ultimate liability may differ from our original estimate. Our reserve estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s results. See “Results of Operations — Losses and Loss Adjustment Expenses,” “Business — Unpaid Losses and Loss Adjustment Expenses,” and Note 9 to our consolidated financial statements, all of which are included elsewhere in this annual report on Form 10-K.

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

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) which is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN No. 48 requires that we evaluate our tax positions within the scope of SFAS 109 in each tax jurisdiction for all open tax years and determine whether our tax positions are more-likely-than-not of being sustained based solely on technical merits. FIN No. 48 then requires that we measure the tax benefit or liability to be recognized and record an adjustment to income and retained earnings according to the Interpretation. We adopted FIN 48 on January 1, 2007.

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

As of December 31, 2007, we had unrealized losses on our investment portfolio of $1.2 million, of which $781,000 were in unrealized loss positions for more than twelve months. If we decided to write down all securities in an unrealized loss position for one year or longer, we would have recognized an additional $781,000 of realized losses, reducing net income in 2007 by $515,000.

See “Business — Investments,” and Note 6 to our audited consolidated financial statements, all of which are included elsewhere in this annual report on Form 10-K.

Fair Value of Net Assets Acquired

Significant judgment is required in determining the fair values of net assets acquired. In our evaluation of the fair values of the net assets acquired pursuant to the Capital City acquisition, we took into account a combination of factors, including the likelihood of recoveries on various assets, as well as the anticipated timing of recoveries. In the case of the investment portfolio securities, we utilized market values. In determining the fair value of unpaid losses and loss adjustment expenses we developed assumptions for the discounting of cash flows and estimates of risk loads a hypothetical arms-length buyer would require to assume such liabilities. Substantially all other assets and liabilities were short term in nature reducing the amount of judgment involved in determining estimated fair value. See Note 1 to our consolidated financial statements, included elsewhere in this annual report on Form 10-K.

Reinsurance Recoverables

Reinsurance recoverables represent (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and LAE, and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR losses and LAE. Such recoverables, by necessity, are based upon estimates. Reinsurance does not legally discharge us from our legal liability to our insureds, but it does make the assuming reinsurer liable to us to the extent of the reinsurance ceded. Instead of being netted against the appropriate liabilities, ceded unearned premiums and reinsurance recoverables on paid and unpaid losses and LAE are reported separately as assets in our consolidated balance sheets. Reinsurance recoverable balances are also subject to credit risk associated with the particular reinsurer. In our selection of reinsurers, we continually evaluate their financial stability. While we believe our reinsurance recoverables are collectible, the ultimate recoverable may be greater or less than the amount accrued. At December 31, 2007 and 2006, reinsurance recoverables on paid and unpaid losses and LAE and pre-paid reinsurance premiums were $64.2 million and $49.4 million, respectively.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

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

	North Pointe Holdings Corporation
	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except ratio data)

Gross premiums written:
Commercial lines	$108,480	$81,901	$78,551
Personal lines	10,844	8,284	32,471

Total gross premiums written	$119,324	$90,185	$111,022

Net premiums written:
Commercial lines	$96,808	$56,140	$63,289
Personal lines	10,600	4,987	22,790

Total net premiums written	$107,408	$61,127	$86,079

Revenues:
Net premiums earned:
Commercial lines	$88,431	$59,456	$61,066
Personal lines	5,748	7,195	23,643

Total net premiums earned	94,179	66,651	84,709
Investment income, net	8,676	5,731	3,865
Net realized capital gains (losses)	3,320	(214)	(168)
Fees and other income	6,649	1,369	1,901

Total revenues	112,824	73,537	90,307

Expenses:
Losses and loss adjustment expenses, net	53,548	30,874	43,971
Policy acquisition costs	21,663	19,036	21,776
Other underwriting and operating expenses	27,981	21,781	17,812
Interest expenses	3,261	1,711	959

Total expenses	106,453	73,402	84,518

Income before federal income tax expense and discontinued operations	6,371	135	5,789
Federal income tax expense	1,755	10	1,997

Income from continuing operations	4,616	125	3,792
Net income from discontinued operations	5,709	4,551	58

Net income	$10,325	$4,676	$3,850

Loss ratio:
Commercial lines	58.1%	39.9%	47.8%
Personal lines	37.7	99.0	62.5
Consolidated	53.1	45.4	50.8
Expense ratio	49.2	60.0	45.7
Combined ratio	102.3	105.4	96.5

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

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Gross premiums written for 2007 were $119.3 million as compared to $90.2 million for 2006, an increase of $29.1 million, or 32.3%.

Gross premiums written in our commercial lines segment for 2007 were $108.5 million as compared to $81.9 million for 2006, an increase of $26.6 million, or 32.5%. This increase was primarily attributable to $29.2 million of gross premiums written by Capital City Insurance which was acquired in July 2007. This increase was offset by a $10.7 million decrease in the Crop program which was discontinued for 2007. Offsetting the decrease from the Crop program were other small increases throughout the rest of our commercial programs.

Gross premiums written in our personal lines segment for 2007 were $10.8 million as compared to $8.3 million for 2006, an increase of $2.5 million, or 30.1%. This increase was primarily attributable to $5.1 million of gross premiums written in our Pets Best program, which was new in 2007, and an increase of $1.3 million of gross premiums written in our Midwest and Western homeowners lines of business. These increases were offset by a decrease of $3.9 million in our Florida homeowners line of business.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Gross premiums written for 2006 were $90.2 million as compared to $111.0 million for 2005, a decrease of $20.8 million, or 18.7%.

Gross premiums written in our commercial lines segment for 2006 were $81.9 million as compared to $78.6 million for 2005, an increase of $3.3 million, or 4.2%. This increase was primarily attributable to $11.0 million in gross premiums written in our crop fronting program and flood program, which we began in 2006, and a $2.3 million increase in our bowling centers and roller skating centers lines. The crop fronting program was discontinued for 2007. These increases were partially offset by an $8.6 million decrease in gross written premiums in our Florida small business line, which resulted from cancellations and non-renewals, and a $2.2 million decrease in our Restaurant Bar Tavern, or RBT lines. The cancellations and non-renewals were the result of our prompt reduction of our wind exposure in Florida when it became evident that we could not obtain catastrophe reinsurance coverage for the 2006 hurricane season. We made the decision to reduce our exposure in early June which was substantially implemented by July 2006 by the cancellation or non-renewal of all policies included in specific classes within our Florida small business line. This reduced total annualized gross premiums written in our Florida small business line by approximately $18.0 million, or 40.0%, and total insurable value with wind exposure by approximately 75.0%. The decrease in our RBT line was attributable to a reduction in policy count resulting from a more competitive market.

While we did not cancel the bowling centers line written in Florida, we have reduced our exposure to catastrophe losses in the bowling line through a combination of certain non-renewals, higher deductibles and other increased underwriting restrictions. In addition, we took measures to substantially increase rates on the bowling line, as well as our other Florida commercial lines which we retained, including contractor and RBT lines.

Gross premiums written in our personal lines segment for 2006 were $8.3 million as compared to $32.5 million for 2005, a decrease of $24.2 million or 74.5%. This decrease was primarily attributable our Florida homeowners insurance line which was written in North Pointe Casualty in 2005 but transferred to Home Pointe in 2006 and therefore is excluded from continuing operations (see Note 3). Home Pointe had gross premiums written of $24.4 million and $1.1 million for 2006 and 2005, respectively.

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

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Net premiums written for 2007 were $107.4 million as compared to $61.1 million in 2006, an increase of $46.3 million, or 75.8%. This increase is primarily due to an increase in gross premiums written (discussed above) and a decrease in premiums ceded to reinsurers. Ceded premiums written for 2007 were $11.9 million as compared to ceded premiums written of $29.1 million for 2006, an $17.2 million decrease, or 59.1%. The decrease in ceded premiums written was primarily due to decreased ceding rates. For example, in our master reinsurance treaty agreement, which provides 100% coverage up to $1.0 million, we ceded 10.7% of gross premiums written in 2006 and we ceded 3.0% and 3.3% of gross premium written in 2007 on property and casualty lines of business, respectively. Additionally, we are no longer writing the crop program in which we ceded 98% of our gross premiums written in 2006.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Net premiums written for 2006 were $61.1 million as compared to $86.1 million in 2005, a decrease of $25.0 million, or 29.0%. The decrease in net premiums written was primarily attributable to a decrease in gross premiums written (discussed above) and an increase in the cost of reinsurance. Ceded premiums written for 2006 were $29.1 million as compared to $24.9 million in 2005, an increase of $4.2 million, or 16.9%. Of the $4.2 million increase in ceded premiums written, approximately $10.5 million was attributable to our crop fronting program in which we ceded 98.0% of our gross premiums and 100.0% of the losses. We wrote our first crop policies in the first quarter of 2006. Offsetting the increase in the crop fronting program were smaller decreases, primarily resulting from policy cancellations in our Florida small business line.

Net Premiums Earned

Net premiums are earned over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Net premiums earned for 2007 were $94.2 million as compared to $66.7 million for 2006, an increase of $27.5 million, or 41.2%. The increase in net premiums earned was consistent with the increase in net premiums written discussed above.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Net premiums earned for 2006 were $66.7 million as compared to $84.7 million for 2005, a decrease of $18.0 million, or 21.3%. The decrease in net premiums earned was consistent with the decrease in net premiums written discussed above.

Our premiums earned by segment, for the years ended December 31, 2007, 2006 and 2005, are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Gross premiums earned:
Commercial lines	$103,743	$85,043	$75,684
Personal lines	6,043	10,609	33,967

Total	109,786	95,652	109,651

Ceded premiums earned:
Commercial lines	15,312	25,587	14,618
Personal lines	295	3,414	10,324

Total	15,607	29,001	24,942

Net premiums earned:
Commercial lines	88,431	59,456	61,066
Personal lines	5,748	7,195	23,643

Total	$94,179	$66,651	$84,709

Net Investment Income

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade fixed-income securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses, and excludes realized gains and losses.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Net investment income for 2007 was $8.7 million as compared to $5.7 million for 2006, an increase of $3.0 million, or 52.6%. The increase was primarily attributable to Capital City Insurance which earned net investment income of $2.9 million since acquisition in July 2007. The average duration of our debt securities portfolio was 3.7 and 2.5 years as of December 31, 2007 and 2006, respectively.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Net investment income for 2006 was $5.7 million as compared to $3.9 million for 2005, an increase of $1.8 million, or 46.2%. The increase in net investment income was attributable to a combination of an increase in our average cash and invested assets balance and an increase in the annualized yield on our portfolio. The increase in average cash and invested assets resulted primarily from the issuance of $20.0 million, mandatorily redeemable trust preferred securities during the first quarter of 2006. Pre-tax yield on our portfolio increased to 4.2% in 2006 from 3.1% in 2005. This increase in pre-tax yield is primarily attributable to an increase in prevailing market interest rates. For example, the three-year U.S. Treasury notes increased to 4.7% in 2006 from 3.9% in 2005, which we believe reflected the trend in market interest rates for debt securities with durations similar to our cash and securities mix. The average duration of our debt securities portfolio was 3.5 and 3.3 years as of December 31, 2006 and 2005, respectively.

Net Realized Gains (Losses) on Investments

Net realized gains (losses) on investments are principally affected by changes in interest rates, the timing of sales of investments and changes in credit quality of the securities we hold as investments.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Realized gains, net of realized losses, on the disposition of investments for 2007 were $3.3 million for 2007 as compared to net realized losses of $214,000 for 2006, an increase of $3.5 million. The majority of these gains were recognized in our equities portfolio during the fourth quarter when our investment advisors capitalized on the positive market conditions.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Realized losses, net of realized gains, on the disposition of investments for 2006 were $214,000 as compared to $168,000 for 2005, an increase of $46,000, or 27.4%. Substantially all of the realized losses were generated from the sales or calls of debt securities which experienced decreases in fair values attributable to increases in prevailing market interest rates.

Fees and Other Income

Fees and other income is generated from commissions earned for policies written by one of our wholly-owned managing general agents for unrelated insurance companies, policy or inspection fees charged on our personal homeowners and commercial policies, and premium finance charges.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Fees and other income for 2007 was $6.6 million as compared to $1.4 million for 2006, an increase of $5.2 million, or 371.4%. This increase is due to the acquisition of Capital City Holdings which generated $5.2 million in fees and other income for 2007, primarily from their Davis-Garvin Agency subsidiary.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Fees and other income for 2006 was $1.4 million as compared to $1.9 million for 2005, a decrease of $532,000, or 28.0%. During 2006, the Florida homeowner’s book of business was transferred from North Pointe Casualty to Home Pointe Insurance. This book of business generated a large portion of our fees and other income balance, and is included in income from discontinued operations for 2006.

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

Losses and loss adjustment expenses include an increase or reduction in those expenses resulting from continued reassessment of reserves established in prior periods. In 2007, 2006, and 2005, losses and loss adjustment expenses included an increase of $3.3 million and decreases of $2.5 million, and $5.4 million, respectively, as a result of development from reserve changes relating to prior periods. See “Business — Unpaid Losses and Loss Adjustment Expenses,” incorporated elsewhere within this Annual Report on Form 10-K.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Losses and loss adjustment expenses for 2007 were $53.5 million as compared to $30.9 million for 2006, an increase of $22.6 million, or 73.1%. Our loss ratio for 2007 was 53.1% as compared to 45.4% in 2006.

The increase in the loss and loss adjustment expenses was primarily attributable to the acquisition of Capital City Insurance and adverse development in the Florida commercial lines of business. For the year ended December 31, 2007, we incurred adverse development in the RBT and bowling, Florida small business, and commercial automobile lines of $1.1 million, $1.6 million and $958,000, respectively. The loss and loss adjustment expenses attributable to Capital City as of December 31, 2007 were $13.2 million.

The loss ratio for our commercial lines for 2007 was 58.1% as compared to 39.9% for 2006. Like the increase in the expenses, the increase in loss ratio is also the result of the acquisition of Capital City Insurance and adverse reserve development. Loss ratios for Capital City have been traditionally higher than those we historically reported. Loss and loss adjustment expenses attributable to Capital City in 2007 represented 24.6% and premiums earned represented 23.6% of the respective totals. The higher loss ratio produced by Capital City combined with its comparative size is a significant factor in the increase in the overall ratio. The adverse development experienced in 2007 contributed 4.9 percentage points to the increase in the loss ratio for the commercial lines; conversely the 2006 favorable development decreased the total by 6.6 percentage points.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Losses and loss adjustment expenses for 2006 were $30.9 million as compared to $44.0 million for 2005, a decrease of $13.1 million, or 29.8%. Our loss ratio for 2006 was 45.4% as compared to 50.8% in 2005.

The decrease in the loss and loss adjustment expenses was primarily attributable to a decrease in hurricane losses. For the year ended December 31, 2006, we incurred $746,000 of unfavorable development in our reserves for 2005 hurricanes of which $629,000 and $117,000 was attributable to our commercial and personal lines, respectively. Four hurricanes struck Florida, Texas and the U.S. Gulf Coast, which increased our overall 2005 loss ratio by 15.1 percentage points, from 35.7% to 50.8%. We did not have any development in 2006 on reserves in our commercial lines segment related to 2004 hurricanes.

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

Favorable development of prior period estimates reduced losses and loss adjustment expenses in our commercial lines by $4.0 million in 2006 from $28.0 million to $24.0 million. Such favorable development reduced our commercial lines loss ratios from 46.5% to 39.9% in 2006.

The impact of the hurricane losses and reserve development on our loss ratios for our commercial lines for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Commercial lines loss ratios before effects of hurricane losses and reserve development	53.2%	47.7%	44.0%
Increase (decrease) in loss ratios attributable to reserve development	4.9	(6.6)	(5.7)
(Decrease) increase in loss ratios attributable to hurricane losses	—	(1.2)	9.5

Total commercial lines loss ratios	58.1%	39.9%	47.8%

Reserve development occurs primarily in our liability lines which rely more on estimations in establishing reserves than do property lines and require more years to fully develop. The favorable reserve adjustments were primarily attributable to lower actual loss development as compared to our originally estimated loss development factors.

The loss ratio for our personal lines for 2007 was 37.7% as compared to 99.0% for 2006. This decrease was primarily attributable to favorable reserve development. Favorable reserve development of $303,000 in 2007 for the personal automobile lines represented a significant shift from the adverse development in this line of $1,779,000 in 2006. Favorable development related to the homeowners lines of $705,000 in 2007 compared to the 2006 favorable development of $320,000 also contributed to the decrease in the overall loss ratio. This development resulted in a decrease in the loss ratio for personal lines of 17.5 percentage points in 2007 compared to an increase of 20.5 percentage points in 2006. The personal automobile lines have been in runoff since the sale of renewal rights on these policies in 2004.

The loss ratio for our personal lines for 2006 was 99.0% compared to 62.5% for 2005. This increase was primarily attributable to a reduction in net earned premiums in our personal lines business due to the sale of Home Pointe. As a result of the discontinued operations, our net earned premiums in our personal lines of business for 2006 decreased $13.6 million, from $20.8 million to $7.2 million and losses incurred decreased $4.5 million, from $11.6 million to $7.1 million resulting in a significant loss ratio on continued operations in this line of business.

Unfavorable development of prior period reserve estimates increased losses and loss adjustment expenses in our personal lines by $1.6 million in 2006 from $5.6 million to $7.2 million and increased the loss ratios from 78.5% to 99.0% in 2006. We experienced favorable development of $2.0 million in our personal lines segment in 2005, which reduced the loss ratio from 70.8% to 62.5% in 2005.

The impact of the hurricane losses and reserve development on our loss ratios for our personal lines segment for the years ended December 31, 2007, 2006 and 2005 are provided as follows:

	2007	2006	2005

Personal lines loss ratios before effects of hurricane losses and reserve development	71.0%	80.1%	39.2%
(Decrease) increase in loss ratios attributable to reserve development	(17.5)	20.5	(8.3)
(Decrease) increase in loss ratios attributable to hurricane losses	(15.6)	(1.6)	31.6

Total personal lines loss ratios	37.7%	99.0%	62.5%

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

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Policy acquisition costs for 2007 were $21.7 million as compared to $19.0 million for 2006, an increase of $2.7 million or 14.2%. The increase was primarily attributable to an increase in gross premiums earned.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Policy acquisition costs for 2006 were $19.0 million as compared to $21.8 million for 2005, a decrease of $2.8 million or 12.8%. The decrease was primarily attributable to a decrease in gross premiums earned.

Other Underwriting and Operating Expenses

Other underwriting and operating expenses consist primarily of employee compensation and occupancy costs, such as rent and utilities. Other underwriting and operating expenses are largely fixed and do not vary directly with premium volume.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Other underwriting and operating expenses for the year ended December 31, 2007 were $28.0 million as compared to $21.8 million for the year ended December 31, 2006, an increase of $6.2 million, or 28.4%. The increase was primarily attributable to costs incurred by Capital City, which was acquired in 2007.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Other underwriting and operating expenses for the year ended December 31, 2006 were $21.8 million as compared to $17.8 million for the year ended December 31, 2005, an increase of $4.0 million, or 22.5%. The increase was primarily attributable to increased personnel and external services costs associated with being a public company. In addition, in 2006, we incurred $2.7 million of operating expenses attributable to the FIGA assessment which stemmed from the insolvency of POE Financial Insurance Group in early 2006.

Interest Expense

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006.  Interest expense for 2007 was $3.3 million as compared to $1.7 million for 2006, an increase of $1.6 million, or 94.1%. The increase in interest expense was primarily attributable to the utilization of the senior credit facility related to the acquisition of Capital City.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005.  Interest expense for 2006 was $1.7 million as compared to $959,000 for 2005, an increase of $752,000, or 78.4%. The increase in interest expense was primarily attributable to the $20.6 million junior subordinated note, bearing interest at 8.7% per annum, and issued in concert with the trust preferred securities in February 2006.

Federal Income Tax Expense

Year Ended December 31, 2007.  Federal income tax expense on income from continuing operations for 2007 was $1.8 million, representing an effective tax rate of 27.5%. The statutory rate is 34.0%. The decrease in the statutory rate is primarily due to $356,000 favorable tax position from tax exempt income.

Year Ended December 31, 2006.  Federal income tax expense on income from continuing operations for 2006 was $10,000, representing an effective tax rate of 7.4%. The statutory rate is 34.0%. Our effective rate was lower than the statutory rate because of a $36,000 reduction for dividends received deductions.

As of December 31, 2007, we had an aggregate of $5.7 million in unrealized NOL carryforwards. Federal income tax regulations limit our utilization of these amounts to $960,000 annually in years 2008 through 2011, $922,000 for the year 2012, $819,000 for the year 2013 and $20,000 in years 2014 through 2020.

Net Operating
Losses
Carried	Year	Year of
Forward	Originated	Expiration
(Dollars in thousands)

$163	1997	2011
472	1999	2018
1,393	2000	2019
3,693	2001	2020

$5,721

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

Our non-insurance companies provide management and administrative services to our insurance company subsidiaries pursuant to intercompany service agreements. These services include providing management, marketing, offices and equipment, and premium collection, for which our insurance companies pay our non-insurance companies fees primarily based on a percentage of gross premiums written. In exchange for providing these intercompany services, our non-insurance companies recorded revenues of $23.2 million, $20.5 million, and $19.3 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Our non-insurance companies also derive nonaffiliated revenues from installment fees, commissions from nonaffiliated insurance carriers, premium financing and other income which totaled $6.6 million, $1.9 million, and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no material non-cash components of our non-

insurance company revenues. All of the agreements between our regulated insurance company subsidiaries and our non-insurance company subsidiaries have been approved by the applicable regulators.

The primary obligations of our non-insurance companies are salary and administrative expenses and debt service obligations. Our non-insurance companies incurred salary and administrative expenses of $21.7 million, $12.8 million, and $10.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our minimum principal and interest payments on our bank debt were $3.2 million, $1.8 million, and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Cash Flows

Net cash provided by operating activities for the year ended December 31, 2007 was $12.2 million as compared to $7.1 million for 2006, an increase of $5.1 million. The increase in cash from operations was attributable to a combination of factors including a $42.3 million increase in premiums collected, net of ceded premiums paid, a $3.3 million increase in investment income, and a $5.2 million increase in other fees and income. These increases in cash were offset by a $24.4 million increase in net losses paid, a $17.6 million increase in cash paid for policy acquisition costs as well as operating and interest expense and a $3.5 million increase in taxes paid.

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

Net cash used in investing activities for the year ended December 31, 2007 was $12.4 million and was attributable to $27.7 million in cash used in the acquisition of Capital City, offset by $15.8 million in investment portfolio sales and other dispositions in excess of cash used in investment portfolio purchases.

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

Net cash provided by financing activities for the year ended December 31, 2007 was $19.0 million, net borrowings exceeding debt repayments, which was attributable to $23.3 million of net borrowings for the purchase of Capital City, partially offset by $2.1 million used to repurchase our common stock.

Net cash provided by financing activities for the year ended December 31, 2006 was $17.4 million and was attributable to $19.9 million in proceeds (net of $690,000 of issuance costs) received from the issuance of the subordinated debentures (in conjunction with the issuance of the trust preferred securities), partially offset by a $2.5 million decrease in the net senior debt borrowings.

In 2007, contributions of $5.0 million, $1.0 million, $3.0 million and $3.0 million by North Pointe Insurance, North Pointe Casualty, Davis-Garvin Agency and Midfield, respectively, were made to the parent company to provide funds for the acquisition of the Capital City entities and to pay down a portion of the outstanding debt.

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

North Pointe Insurance’s gross premiums written to statutory capital and surplus ratios were 1.59 to 1.0 and 1.27 to 1.0 as of December 31, 2007 and 2006, respectively. North Pointe Casualty’s net premiums written to statutory capital and surplus ratios were 1.26 to 1.0 and 0.77 to 1.0, as of December 31, 2007 and 2006, respectively.

Risk Based Capital:  The National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, requirements that require insurance companies to calculate and report information under an RBC formula. The RBC formula attempts to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. The RBC formula is used by state insurance regulators to monitor trends in an insurance company’s statutory capital and surplus, for the purpose, if necessary, of initiating regulatory action. Our insurance companies, except for Midfield, are required to submit a report of their RBC levels to the insurance departments of their states of domicile as of the end of the previous calendar year. As of December 31, 2007, all of our insurance companies had RBC levels in excess of an amount that would require any regulatory intervention.

Regulations on Dividends Paid by Insurance Companies:  State insurance laws restrict the ability of our insurance company subsidiaries to declare dividends to us. Michigan, Florida and South Carolina have regulations, outlined below, which provide guidance as to when an insurance company may pay a dividend. The District of Columbia does not have detailed regulations, but provides a broader guideline which leaves much of the judgment in the hands of the insurance commissioner in the District of Columbia. In addition to the regulations outlined below, insurance departments will also look to financial measurements such as writings-to-surplus ratios, RBC levels or IRIS ratios when determining whether to approve a dividend. In 2007, North Pointe Insurance, North Pointe Casualty and Midfield paid ordinary dividends of $5.0 million, $1.0 million and $3.0 million, respectively. In 2006, North Pointe Insurance declared a $500,000 stock dividend. In 2005, North Pointe Insurance paid a $3.3 million ordinary dividend.

Under the Michigan holding company law, our Michigan insurance company, North Pointe Insurance, can only declare or pay dividends from its earned surplus, unless the Michigan insurance regulator approves the dividend prior to payment. In addition, our Michigan insurance company must obtain prior approval from the Michigan insurance regulator before it may pay extraordinary dividends or distributions to its shareholder, North Pointe Financial. In Michigan, an extraordinary dividend or distribution includes any dividend or distribution of cash or other property if the fair market value of the cash or other property, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) 10% of the insurer’s surplus as of December 31 of the preceding year or (2) the net income of the insurer, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year, in each case determined in accordance with statutory accounting practices. Dividends or distributions falling below this threshold are considered ordinary shareholder dividends. Ordinary shareholder dividends declared by our Michigan insurer must be reported to the Michigan insurance regulator at least ten days before they are paid, but these dividends are not subject to prior approval. Michigan’s insurance law would allow North Pointe Insurance to pay up to $3.9 million in ordinary dividends in 2008. Nonetheless, the Michigan insurance regulator retains the right to deny any dividend, extraordinary or otherwise. Accordingly, we typically obtain prior approval on all dividend distributions from North Pointe Insurance.

Under the Florida Holding Company Law, our Florida insurance company (North Pointe Casualty) can only declare or pay dividends out of that part of its available and accumulated surplus funds that is derived from its realized net operating profits on its business and net realized capital gains. In addition, North Pointe Casualty must obtain prior approval from the Florida insurance regulator before it may pay extraordinary dividends or distributions to its shareholder, North Pointe Financial. In Florida, an extraordinary dividend or distribution includes any dividend or distribution that exceeds either of the following two thresholds:

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

Dividends or distributions falling below these thresholds are not subject to prior approval by the Florida insurance regulator. Florida’s insurance law does not allow North Pointe Casualty to pay any dividends without prior regulatory approval in 2008.

Under the South Carolina Insurance Holding Company Regulatory Act, our South Carolina company, Capital City Insurance Company, is required to report all dividends within five business days following the declaration and at least fifteen days before payment. The declaration of a dividend confers no rights until the department either has approved the payment of the dividend or has not disapproved the payment within fifteen days after receiving notice of the declaration. Accordingly, prior approval would be sought for any dividend distributions from Capital City Insurance Company.

Under District of Columbia law, insurance companies can only dividend an amount which is deemed to be in excess of the amount required by the commissioner. There is not a specific formula defining an ordinary dividend versus an extraordinary dividend. Accordingly, all dividend payments must be approved by the District of Columbia Department of Insurance, Securities and Banking.

Outstanding Debt

On July 2, 2007, the Company entered into Amendment Number 2 to the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank (“Comerica”), as agent. This Credit Agreement expires July 1, 2010 and provides a revolving credit line of $35,000,000. At December 31, 2007, there was an outstanding balance of $21.3 million on the revolving credit line bearing interest of 6.41%.

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

The Credit Agreement requires that the Company comply with various financial and other covenants, including requirements that it maintain an A.M Best rating of no less than “B+” for certain of its insurance company subsidiaries, and that the Company maintain the following financial ratios for each insurance company subsidiary including the Capital City acquired entities:

•	adjusted capital and surplus will be in excess of 275% of authorized control level risk-based capital as of each fiscal year end;

•	there shall be no more than four IRIS calculations that result in unusual values at each fiscal year end;

•	the ratio of net premiums written to statutory capital and surplus will not exceed more than 4.0 to 1.0 in the case of North Pointe Casualty Insurance Company, 2.5 to 1.0 in the case of North Pointe Insurance Company; and 2.5 to 1.0 in the case of Capital City Insurance Company; and

•	the ratio of gross premiums written to statutory surplus will not exceed more than 10.0 to 1.0 in the case of North Pointe Casualty Insurance Company, 3.0 to 1.0 in the case of North Pointe Insurance Company and 3.0 to 1.0 in the case of Capital City Insurance Company.

The Credit Agreement contains negative covenants restricting the Company’s ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of its assets, acquire the stock or assets of another entity or declare or pay any dividends, guaranty the obligations of a third party, incur indebtedness, and make certain investments.

Mortgage Obligation.  On August 18, 2005, we assumed the mortgage on the office building in Southfield, Michigan after acquiring Northwest Zodiac. The mortgage loan terms include monthly principal and interest payments of $22,000 and a balloon payment of $1.9 million due in June 2011. As of December 31, 2007, the mortgage debt obligation had an outstanding balance of $2.4 million.

Issuance of Trust Preferred Securities

On February 22, 2006, we issued $20.0 million of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly formed, unconsolidated wholly-owned subsidiary, NP Capital Trust I (the “Trust”).

The Trust Preferreds mature on March 15, 2036, but may be redeemed at our option beginning on March 15, 2011. The Trust Preferreds require quarterly distributions at a fixed rate of 8.70% per annum for five years and thereafter at a variable rate, reset quarterly, at the three-month LIBOR rate plus 3.64%. Distributions are cumulative and will accrue from the date of original issuance, but may be deferred for up to 20 consecutive quarterly periods.

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

The Company acquired the following additional trust preferred securities as part of the Capital City acquisition:

•	9.62% $2,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust I) — These debentures mature in December 2032. These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after December 4, 2007.

•	9.66% $6,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust II) — These debentures mature in May 2033. These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after May 15, 2008.

•	9.49% $2,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust III) — These debentures mature in June 2034. These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 17, 2009.

Contractual Obligations and Commitments

The following table summarizes information about our contractual obligations. The minimum future payments, including anticipated interest, under these agreements as of December 31, 2007 are as follows:

					2012 and
	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debt	$2,691	$2,755	$2,755	$2,755	$95,694	$106,650
Senior credit facility	1,563	1,563	22,061	—	—	25,187
Mortgage obligation	267	267	267	267	1,765	2,833
Operating leases	1,736	1,423	650	151	33	3,993
Unpaid loss and losses adjustment expense	65,116	37,726	24,806	14,987	29,629	172,264
Commitment to purchase other investments	759	—	—	—	—	759
Guaranteed employee salary and bonuses	747	—	—	—	—	747
FIN 48 liability	1,774	58				1,832

Total	$74,653	$43,792	$50,539	$18,160	$127,121	$314,265

The junior subordinated debt agreements require principal payments of $2.0 million in 2032, $6.0 million in 2033, $2.0 million in 2034 and $20.6 million in 2036. The Company is also contractually obligated to make $609,000 quarterly interest payments. The senior credit facility provides for a revolving credit line in the aggregate amount of $35.0 million maturing on July 1, 2010. At December 31, 2007, there was an outstanding balance of $21.3 million on the revolving credit line. The table reflects the interest and facility fee obligations which are due during the term of the revolving credit line and payment of the principal balance at maturity. The gross unpaid loss and loss adjustment expense payments were estimated based on historical payment patterns. However, future payments may be different than historical payment patterns. The commitment to purchase other investments is attributable to a limited partnership interest which may request further funding of up to $759,000 any time through June 2010.

Effects of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to the adoption. Based on our current use of fair value measurements, the adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company did not elect to measure any new instruments at fair value under SFAS No. 159, therefore the results of operations or financial position were not impacted.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) which clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective January 1, 2007

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. We believe that interest rate risk and credit risk are the two types of market risk to which we are principally exposed.

Interest Rate Risk

Our investment portfolio consists principally of investment-grade, fixed-income securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities is interest rate risk. In general, the fair market value of a portfolio of fixed-income securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, some of our fixed-income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall and issuers call their securities, requiring us to reinvest at lower interest rates. We attempt to mitigate this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to a defined range of three to four years. The effective duration of our portfolio as of December 31, 2007 was 3.7 years.

The table below summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that events may have on the fair value of the fixed-income portfolio and shareholders’ equity.

			Hypothetical Percentage
		Estimated	Increase (Decrease) in
Hypothetical Change in Interest Rates	Estimated	Change in		Shareholders’
As of December 31, 2007	Fair Value	Fair Value	Fair Value	Equity
	(Dollars in thousands)

200 basis point increase	$184,726	$(15,955)	(8.0)%	(10.6)%
100 basis point increase	192,787	(7,894)	(3.9)%	(5.3)%
No change	200,681	—	0.0%	0.0%
100 basis point decrease	208,305	7,624	3.8%	5.1%
200 basis point decrease	215,660	14,979	7.5%	10.0%

Credit Risk

An additional exposure to our fixed-income securities portfolio is credit risk. We attempt to manage our credit risk by investing primarily in investment-grade securities. In addition, we comply with applicable statutory requirements, which limit the portion of our total investment portfolio that we can invest in any one security. As of December 31, 2007, we were primarily invested in U.S. government securities, U.S. government agencies and investment-grade corporate bonds.

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

Recently, the U.S. secondary mortgage market has experienced disruptions resulting from credit quality deterioration in a significant portion of loans originated, primarily to non-prime and sub-prime borrowers. Our investment portfolio includes investments in mortgage-backed and asset-backed securities. As of December 31, 2007, mortgage and asset-backed securities constituted approximately 28.8% of our fixed income portfolio. Only a small portion of these securities are secured by sub-prime mortgage collateral. These securities are adequately collateralized, AAA rated investment quality that we currently expect will continue to perform.

At December 31, 2007, amounts due us from reinsurers were $64.2 million. We believe all amounts recorded as due from reinsurers are recoverable.

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

As a result of these factors, period-to-period comparison of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance. We cannot assure you that quarterly results will not fluctuate, causing a material adverse effect on our business, results of operations and financial condition.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(Unaudited)
	(Dollars in thousands, except per share and ratio data)

Statement of Operations Data:
Revenues:
Gross premiums written	$39,189	$34,099	$21,734	$20,644	$22,584	$21,859	$19,992	$25,740

Net premiums written	$35,964	$31,116	$19,693	$20,635	$17,456	$10,038	$14,830	$18,713

Net premiums earned	$28,797	$31,106	$17,611	$16,665	$15,072	$16,157	$17,789	$17,633
Investment income, net	2,767	2,551	1,523	1,835	1,593	1,527	1,451	1,160
Net realized capital gains (losses)	2,545	281	246	248	36	85	27	(362)
Fees and other income	2,806	2,954	607	282	456	268	304	341

Total revenues	36,915	36,892	19,987	19,030	17,157	18,037	19,571	18,772

Expenses:
Losses and loss adjustment expenses, net	17,884	17,448	9,754	8,462	6,429	6,065	9,895	8,485
Policy acquisition costs	1,574	9,456	5,396	5,237	4,340	4,647	4,875	5,174
Other underwriting and operating expenses	12,707	6,416	4,517	4,341	6,903	5,451	5,855	3,572
Interest expense	1,226	1,048	501	486	502	498	462	249

Total expenses	33,391	34,368	20,168	18,526	18,174	16,661	21,087	17,480

Income (loss) before discontinued operations and federal income tax expense (benefit)	3,524	2,524	(181)	504	(1,017)	1,376	(1,516)	1,292
Federal income tax expense (benefit)	1,175	626	(204)	158	(375)	428	(491)	448

Income from continuing operations	2,349	1,898	23	346	(642)	948	(1,025)	844

Net income from discontinued operations	1,504	909	2,300	996	1,056	1,216	1,496	783

Net income	$3,853	$2,807	$2,323	$1,342	$414	$2,164	$471	$1,627

Earnings Per Share Data:
Basic
Income from continuing operations(1)	0.26	0.21	(0.00)	0.04	(0.07)	0.10	(0.11)	0.09
Income from discontinued operations(1)	0.17	0.10	0.25	0.11	0.12	0.13	0.16	0.09
Diluted
Income from continuing operations(1)	0.26	0.21	(0.00)	0.04	(0.07)	0.10	(0.11)	0.09
Income from discontinued operations(1)	0.17	0.10	0.25	0.11	0.12	0.13	0.16	0.09
Key Financial Ratios:
Loss ratio	56.6%	51.2%	53.5%	49.9%	41.4%	36.9%	54.7%	47.2%
Expense ratio	45.2%	46.6%	54.4%	56.5%	72.4%	61.5%	59.3%	48.7%
Combined ratio	101.8%	97.8%	108.0%	106.4%	113.8%	98.4%	114.0%	95.9%

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

Item 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed with the objective of providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

An evaluation was performed by management, with the participation of the Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	OTHER INFORMATION.

None.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The Board currently consists of eight members divided into three classes serving staggered terms. Under the Company’s Corporate Governance Policies, a majority of the Company’s directors must not be officers or employees of the Company or its subsidiaries. Officers of the Company serve at the pleasure of the Board. The directors, executive officers and nominees for director of the Company are as follows:

Name	Age	Title	Term Ending

Joon S. Moon	70	Director	2010
B. Matthew Petcoff	47	Chief Operating Officer, Executive Vice President, Secretary and Director	2010
Joseph D. Sarafa	53	Director	2010
Richard J. Lindberg	58	Director	2008
Jorge J. Morales	53	Director	2008
James G. Petcoff	52	Chief Executive Officer, President and Chairman of the Board	2008
Julius A. Otten	68	Director	2009
R. Jamison Williams, Jr.	66	Director	2009
John H. Berry	65	Treasurer
Paul B. Deemer	33	Vice President and Chief Actuary
Bradford T. Lyons	56	Senior Vice President — Underwriting
L. Matthew MacLean	37	Senior Vice President — Claims
Brian J. Roney	43	Chief Financial Officer and Senior Vice President — Finance

Dr. Joon S. Moon has served as a director since June 2002. Since 1969, Dr. Moon has been the Chairman and Chief Executive Officer of Rooto Corporation, a manufacturer of consumer products including industrial and household chemicals. Since 1996, he has also served as the Chairman and Chief Executive Officer of Star Pacific, Inc., which also manufactures industrial and household chemicals. In addition, from August 2000 through August 2004, he served as a director of Rentrak Corp. a Nasdaq-listed company based in Portland, Oregon that leases videocassettes, DVDs and video games to video specialty stores and other retailers. Dr. Moon graduated with a B.S. degree in Chemical Engineering from Michigan State University in 1960 and a Ph.D. degree in Chemical Engineering from the University of California, Berkeley in 1963.

B. Matthew Petcoff has 18 years of experience in the insurance industry. He has served as our Chief Operating Officer and Executive Vice President since January 13, 2005 and as our Secretary since 2001. He joined North Pointe Insurance and North Pointe Financial in 1989 as Operations Manager, and has held numerous positions with our subsidiaries. Before May 1989, Mr. Petcoff served as a special projects engineer for Dow Corning Corporation, where his duties consisted of supervising aspects of new product development, product reliability and process engineering. He graduated with a B.S. degree from Michigan State University in 1983 and a M.B.A. degree from the University of Detroit in 1991. Mr. Petcoff is the brother of James G. Petcoff.

Joseph D. Sarafa has served as a director since our September 2005 initial public offering. Mr. Sarafa was admitted to the State Bar of Michigan in 1983 and has practiced law for 21 years. Since 2002, he has been of counsel with the law firm of Cummings, McClorey, Davis & Acho, P.L.C. From 1986 through 2002, he was the President of the Associated Food Dealers of Michigan. Mr. Sarafa currently serves as an advanced master gardener volunteer, is a member of the Economic Club of Traverse City Scholarship Committee and serves on the Traverse City Chamber Small Business Council. He has previously served on the Eastern Market Advancement Coalition, the Michigan Liquor Control Commission Customer Advisory Committee, Southfield Municipal Building Authority, Detroit Regional Chamber, Southfield Tax Increment Finance Authority, Western Michigan University Food Marketing

Program and University of Detroit President’s Cabinet. Mr. Sarafa graduated with a B.S. degree from The University of Michigan in 1977 and a J.D. degree from the University of Detroit School of Law in 1982.

Richard J. Lindberg has served as a director since July 2001. He has also served as a director of each of North Pointe Insurance and North Pointe Financial since 2000, North Pointe Casualty Insurance since 2001, and a director of Home Pointe Insurance since February 2005. Since 1998, he has been the Vice President Sales/Marketing of CNI, Inc., a company that manufactures and distributes trim for automobiles. Mr. Lindberg graduated with a B.A. degree from Northern Michigan University in 1970.

Jorge J. Morales has served as a director since July 2001. He also has served as a director of North Pointe Insurance and North Pointe Financial since 1988, North Pointe Casualty Insurance since 2001, and a director of Home Pointe Insurance since February 2005. Since 1998, he has been the President and Chief Executive Officer of CNI, Inc., a company that manufactures and distributes trim for automobiles. He has also served as the President of two employee staffing organizations: MMS, Inc. since 1997, and HR Alliance, Inc. since 2003. Mr. Morales graduated with a B.A. degree in Accounting from Oakland University in 1979.

James G. Petcoff has 29 years of experience in the insurance industry. He has been our President and a director since 2001 and our Chief Executive Officer and Chairman of the Board since January 13, 2005. Mr. Petcoff founded North Pointe Insurance and North Pointe Financial in 1986. He has been President, Chief Executive Officer and Chairman of the Board of North Pointe Financial since 1986. From 1999 to August 2004, he also has served as a director of Rentrak Corp., a Nasdaq-listed company based in Portland, Oregon that leases videocassettes, DVDs and video games to video specialty stores and other retailers. From 1980 to 1986, he served as an employee and in management positions at independent commercial insurance agencies. Mr. Petcoff graduated with a B.A. degree from Michigan State University in 1977, a M.B.A. degree from University of Detroit in 1980 and a J.D. degree from University of Detroit School of Law in 1992. He is the brother of B. Matthew Petcoff.

Julius A. Otten, CPA, has been a director since our September 2005 initial public offering. Beginning July 1999, Mr. Otten has acted as a consultant to the insurance industry. From July 1963 through June 1999, Mr. Otten was with KPMG LLP, serving as partner from July 1975 until his retirement in 1999. Mr. Otten serves as a director and chairman of the audit committees of Professionals Direct, Inc. (an insurance holding company traded on the OTCBB whose subsidiaries provide professional liability insurance and related services to attorneys and law firms in Michigan and other states) and of American Community Mutual Insurance Company (a Michigan domiciled multi-state health insurer). Mr. Otten graduated with a B.B.A. and M.B.A. from the Ross School of Business at The University of Michigan in 1962 and 1963, respectively.

R. Jamison Williams, Jr. has served as a director since June 2002. He was admitted to the State Bar of Michigan in 1972 and has practiced law for 35 years. Since 1973, he has been a shareholder and currently serves as the President of Williams, Williams, Rattner and Plunkett, P.C., a law firm in Birmingham, Michigan. He also serves as a director of several closely-held corporations, including Penske Corporation, Clarke Power Systems, Inc., Grindmaster Corporation, Nexlink Communications, Inc. and Unruh Fab, Inc. In addition, Mr. Williams serves on the boards of several nonprofit and educational organizations, including Michigan Opera Theater (currently Chairman of the Board), Detroit Symphony Orchestra, William Beaumont Hospital, The Jamison Williams Foundation and the University of Michigan’s Center for Hearing Disorders. Mr. Williams graduated with a B.A. degree from Princeton University in 1963 and a J.D. degree from The University of Michigan Law School in 1966.

John H. Berry, CPA, has 32 years of experience in the insurance industry and 37 years of experience as an accountant. He has served as our Treasurer since 2001 and was our Chief Financial Officer until May 2006. Mr. Berry joined us in 1993 as a General Manager and Treasurer of N.P. Premium Finance and was appointed Chief Financial Officer of North Pointe Financial later that year. Prior to joining us, Mr. Berry was Chief Financial Officer of O/E Management Services, Inc. from 1992 through 1993. Mr. Berry was employed by Kmart Corporation from 1976 through 1992, during which time he held numerous, primarily insurance-related positions, including President of KM Insurance Company, Kmart’s insurance subsidiary, and Risk Manager, Legal Department Staff. Prior to 1976, Mr. Berry held positions with Citizens Insurance Company and PricewaterhouseCoopers LLP. Mr. Berry earned a B.B.A./Accounting degree from Eastern Michigan University in 1967. He is a Certified Public Accountant.

Paul B. Deemer has served as our Vice President and Chief Actuary since November 2006 and is responsible for reserving, ratemaking and reinsurance. Prior to joining us in 2006, he was an actuary with Acuity in Sheboygan, Wisconsin. Mr. Deemer received a B.S. degree from Eastern Michigan University in 1996. He is a Member of the American Academy of Actuaries and a Fellow of the Casualty Actuarial Society.

Bradford T. Lyons has 33 years of experience in the insurance industry. He has served as our Senior Vice President-Underwriting since January, 2005. Mr. Lyons joined North Pointe Insurance and North Pointe Financial in January 1992 as our underwriting manager. In 1993, he became Vice President of Underwriting, and Mr. Lyons has served in such capacity since that time. Prior to joining North Pointe Insurance, he served as a Branch Manager for Reliance Insurance Company from 1983 through 1992. Mr. Lyons joined The Insurance Company of North America in 1973. The Insurance Company of North America later merged with Cigna, where Mr. Lyons held various underwriting and management positions. Mr. Lyons graduated with a B.A. degree from Hope College in 1973.

L. Matthew MacLean has served as our Senior Vice President-Claims since January, 2005. Mr. McLean joined the claims department of North Pointe Insurance in 1998, was named Assistant Vice President-Claims in 1999, and Vice President-Claims in 2000. He manages the professional and paraprofessional staff that is responsible for handling claims filed against our insureds. From 1992 through 1998 he was employed as a claims adjuster by LVM Company, which in turn contracted him to North Pointe. Mr. MacLean graduated with a B.A. degree from Michigan State University in 1992 and a J.D. degree from University of Detroit School of Law in 1998. He was admitted to the State Bar of Michigan in 1998. He is the son of Lawrence V. MacLean, a director of North Pointe Financial and North Pointe Insurance.

Brian J. Roney has served as our Chief Financial Officer since May 2006 and as Senior Vice President-Finance since January, 2005. He joined North Pointe Financial in 1999 and was given responsibility for mergers and acquisitions, personal lines planning and business planning for special projects. He has served as North Pointe Financial’s Vice President-Finance since the fall of 2002. Before joining us in 1999, he worked for ten years in the securities industry. During that time, he was Director of Corporate Syndications with Roney and Company, a Michigan-based broker dealer (and its successors), where he specialized in mergers and acquisitions and offerings for investment banking clients. He was also a principal of Roney and Company prior to its sale in 1999. Mr. Roney graduated with B.S./B.A. degrees from the University of Notre Dame in 1986 and with a M.B.A. degree from the University of Detroit in 1988.

CORPORATE GOVERNANCE

The Board has adopted Corporate Governance Policies, a copy of which can be found at the Company’s web site, www.npte.com, in the Corporate Governance subsection of the Investor Relations section. These guidelines address, among other things, a director’s responsibilities, qualifications, including independence, compensation and access to management and advisors. The Nominating and Corporate Governance Committee is responsible for overseeing and reviewing these guidelines and recommending to the Board any changes to the guidelines.

The Board also has adopted a Board and All Employee Code of Business Conduct (together, the “Code”), which sets out basic principles to guide the actions and decisions of all of the Company’s employees, officers and directors. The Code, also available at the Company’s web site in the Corporate Governance subsection of the Investor Relations section, covers topics such as honesty, integrity, conflicts of interest, compliance with laws, corporate opportunities, and confidentiality, as well as numerous other topics. Waivers of the Code are discouraged, but any waiver that relates to the Company’s executive officers or directors may only be made by the Board or a Board committee and will be publicly disclosed on the Company’s website in the Corporate Governance subsection of the Investor Relations section.

A copy of the Company’s Committee charters, the Board and All Employee Code of Business Conduct and Corporate Governance Policies will be sent to any shareholder, without charge, upon written request sent to the Company’s executive offices: North Pointe Holdings Corporation, 28819 Franklin Road, Southfield, Michigan 48034.

AUDIT COMMITTEE

The Company has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the committee are Julius A. Otten, Richard J. Lindberg, and Joseph D. Sarafa. Mr. Otten is the Chairman of the Committee. The Board has determined that Julius A. Otten, Chairman of the audit committee, has the requisite education and experience to serve as the Board’s audit committee financial expert. Mr. Otten is independent, as such term is defined in the listing standards applicable to the Company.

Item 11.	EXECUTIVE COMPENSATION.

Overview of Compensation Philosophy and Program

The Compensation Committee of the Board of Directors (the “Committee”), composed entirely of independent directors, administers the executive compensation program for North Pointe Holdings Corporation and its subsidiary corporations (collectively, the “Company”). It also oversees the Company’s compensation and benefit plans and policies. It administers the Company’s stock plans (including reviewing and approving equity grants to employees). The Committee further reviews and approves annually all compensation decisions relating to the Principal Executive Officer, Principal Financial Officer, three other most highly compensated executive officers who received $100,000 or more in total compensation (collectively, the “Named Executive Officers”, or “NEO”), and the other executive officers of the Company.

The Committee is authorized under its charter to engage the services of outside advisors, experts and others. At this time, the Committee has not engaged the services of any such persons.

General Compensation Philosophy

The Committee believes that the compensation paid to executive officers should be closely aligned with the achievement of specific short-term, long-term and strategic goals by the Company. At the same time, the Committee also believes that such compensation must ensure that the Company can be successful in attracting and retaining key executives critical to its long-term success. Compensation should be structured to ensure that a significant portion of compensation opportunity is directly related to the Company’s stock performance and other factors that directly and indirectly influence shareholder value. To that end, it is the view of the Committee that the total compensation program for executive officers should consist of the following:

•	Base salaries;

•	Annual cash incentive awards;

•	Long-term, equity-based incentive compensation, primarily in the form of stock options; and

•	Certain other benefits.

The Committee considers recommendations from the Chairman and Chief Executive Officer (“CEO”) regarding total compensation for those executives reporting directly to him. Management provides to the Committee historical and prospective information with respect to the total compensation components for each executive officer.

Significant elements of the Company’s executive compensation program are set forth in the following materials (which are described in further details below):

•	Employment Agreements for CEO, James G. Petcoff, Chief Operating Officer (“COO”), B. Matthew Petcoff, and Chief Financial Officer (“CFO”), Brian J. Roney.

•	Annual Incentive Compensation Plan for NEO and other key employees.

•	Equity Incentive Plan for NEO, non-employee directors and other key employees.

In addition, the Company also provides certain other miscellaneous benefits, in form of perquisites, benefits, etc.

Compensation Tally Sheets

The Company intends to continue its strategy of compensating its executives through base salary, discretionary bonuses, option awards and other benefits. Because of the Company’s use of option awards and because the Company’s annual cash incentive awards are linked to the Company’s return on equity, total executive compensation is significantly impacted by the performance of the Company. The Committee believes that the Company’s compensation is structured to ensure that there is an appropriate balance between the long-term and short-term performance of the Company, and also a balance between the Company’s financial performance and shareholder return. The Committee believes that the Company’s 2007 compensation to its NEO was consistent with its financial performance and the individual performance of each of the NEO, and also believes that the compensation was reasonable in its totality. Compensation tally sheets for each of the NEO were prepared for, and reviewed by, the Committee. These tally sheets affixed dollar amounts to all components of the NEO’s 2007 compensation, including current pay (salary and bonus), deferred compensation, outstanding equity awards, benefits, perquisites and potential change-in-control severance payments. The Committee has committed to review tally sheets at least on an annual basis.

Base Salaries

The base salaries of the NEO are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance and level of pay compared to industry. The 2007 salaries for the NEO reflect these principles. As of December 31, 2007, the base salaries for the CEO and the COO were $837,800 and $415,200, respectively. The base salary for the chief financial officer as of December 31, 2007 was $220,000. The base salaries for the remainder of the NEO are disclosed in the Summary Compensation Table. In determining base salaries, the Committee relied in part upon the 2007 base salary compensation survey issued by the Property Casualty Insurance Association of America. The Committee determined that the appropriate peer group for comparison purposes was the subset of 32 companies, out of 69 total companies, with a premium volume between $100 and $200 million. For 2007, the Committee was satisfied that the Company’s executive base salaries were within the peer group range.

Employment Agreements with Executive Officers

The Company entered into separate employment agreements, with each of the CEO, James G. Petcoff, and COO, B. Matthew Petcoff, in June 2005 for an initial term of five years, subject to automatic one-year extensions unless either party provides written notice of termination at least 90 days prior to the expiration of any term. Under these agreements, the Company agreed to pay base salaries of $750,000 and $367,000 to James G. Petcoff and B. Matthew Petcoff, respectively, subject to annual adjustments. Each of these executive officers may also receive additional amounts as participants in the Company’s Equity Incentive Plan, and otherwise as bonus, incentive or equity compensation as the Committee may determine in accordance with regular compensation practices. These officers were also entitled to receive other standard employee benefits and certain perquisites, including a car allowance and social or country club fees and dues.

These employment agreements provide that, for a period of 24 months following the termination of employment, each of James G. Petcoff and B. Matthew Petcoff may not compete with the Company or solicit its employees or customers. Further, each of the agreements provides that, during and after the term of employment, the executive officer will not disclose or improperly use confidential information relating to Company’s business.

If the Company terminates the employment of either James G. Petcoff or B. Matthew Petcoff without cause as defined in the applicable agreement, or if the executive officer terminates his employment for good reason following a change in control, as those terms are defined in the applicable agreement, the executive officer will be entitled to receive the greater of (i) his base salary for the remainder of the contract term or (ii) an amount equal to three times the sum of his current base salary, plus 50% of the cash bonus paid or due the executive for the last fiscal year. If the Company terminates the employment of either James G. Petcoff or B. Matthew Petcoff for cause, as defined in the applicable agreement, or if the executive officer resigns, the executive officer will be entitled to receive accrued compensation. If either James G. Petcoff or B. Matthew Petcoff terminates his employment for cause, as defined in the applicable agreement, he will be entitled to his base salary for the remainder of the contract term, plus an amount equal to three times his cash bonus for the previous calendar year. If either James G. Petcoff or B. Matthew Petcoff dies or becomes disabled, as defined in the applicable agreement, the executive (or his estate or personal representative) will be entitled to receive his monthly base salary, less any disability payments from insurance for which we have paid the premiums, until the earlier to occur of the end of the contract term or the executive reaching the age of 70, plus an amount equal to three times his cash bonus for the previous calendar year.

For additional information regarding payments upon a change of control, please see the discussion under “Potential Payments Upon Termination or Change-in-Control-Employment Agreements” beginning on page 15.

If the proposed merger of the Company and a subsidiary of QBE Holdings, Inc. (“Buyer”) is approved and the transaction closes, Mr. James G. Petcoff’s employment agreement described above will be terminated and replaced by a separation and consulting agreement by and among the Company, Buyer, and Mr. James G. Petcoff dated as of January 3, 2008. Pursuant to the separation and consulting agreement, Mr. James G. Petcoff has agreed that, if the transaction closes, he will resign his employment and all positions he holds with the Company and waive all rights to his previous employment agreement described above, including but not limited to, the termination and change of control payments to which he would otherwise be entitled. Post-closing, Mr. James G. Petcoff will be engaged as a consultant to the surviving corporation for a term of up to two years. During the term of the consulting agreement, Mr. James G. Petcoff is entitled to receive payments of $50,000 per month for his consulting services. The consulting agreement also contains non-compete and non-solicitation clauses, under which Mr. James G. Petcoff is prohibited from competing with the surviving corporation for a period of two years after expiration of the two-year consulting term. In consideration for these restrictions, Mr. James G. Petcoff is entitled to receive monthly payments of $10,000 for the duration of the non-compete and non-solicitation period.

Evaluation of CEO/CFO and NEO Performance in 2007

The Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of the Company’s NEO.

In 2007, the Committee considered management’s continuing achievement of its short and long-term goals versus its strategic imperatives. These goals, among others, included:

•	The Company’s return on equity;

•	Development, communication to shareholders and employees, and implementation of a financial plan that is designed to increase shareholder value;

•	Development and training of divisional managers and staff;

•	Evaluation and implementation of strategic acquisitions.

The Committee based their compensation decisions for the CEO on their assessment of the Company’s performance and his performance based on the objectives listed above.

The Company’s goal is to achieve a 15% return on equity. The Company achieved approximately 11.7% return on equity in 2007. For 2007, the 15% return on equity goal represented a significant stretch for the organization given the dynamic business environment, the tightness in the reinsurance market and the continued effect from the cancellation of significant commercial business in Florida in 2006. Also evaluated by the Committee in assessing management’s performance were potential returns on new initiatives and the expansion of the Company into new markets both in terms of geography and products. The Committee felt that the goal of effectively communicating strategy and financial results to increase shareholder value was met. The Company completed the acquisition of Capital City Holding Company, Inc. in 2007. Cash bonuses paid by the Company to its CEO and COO for 2007 were in the range of 12.01-13% return on equity which is 80% of base salary for the CEO and 55% of the base salary for COO, and for the Company’s other NEOs cash bonuses were approximately 40% of base salary. These amounts are well below the payout levels (100% of base salary for the CEO, 65% of base salary for the COO and 50% of base salary for the other NEOs) which would have been associated with achieving a 15% return on equity.

Annual Incentive Compensation Plan

On June 10, 2005, the Committee adopted and approved the Annual Incentive Compensation Plan, (the “Incentive Plan”), to provide an incentive compensation system for the Company’s key employees consistent with the Company’s goals and objectives as previously described. The Incentive Plan is intended to provide for the payment of amounts that qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

Awards

Under the Incentive Plan, the Committee selects the key employees who will become participants prior to the commencement of each fiscal year (or such later date as may be permitted under Section 162(m)). The Committee can also select an employee to become a participant mid-year if an employee is hired or promoted after the first day of the year.

The Committee fixes a target cash award for each participant at the same time that it selects the eligible employee participants, provided that no participant may receive a payment under the Incentive Plan in any fiscal year of the Company of more than $5.0 million. A participant’s target cash award may be specified as a percentage of compensation, a fixed dollar amount or in any other manner the Committee determines. Compensation generally means the participant’s annualized base salary as of the end of the performance period. The Committee may, at the time it grants an award, include or exclude types of compensation for purposes of determining a participant’s target award.

The Committee also determines, with respect to each participant, the performance category or categories that will be applied to determine the size of the participant’s final performance award and the performance period over which those categories will be determined. The Incentive Plan specifies that the Committee may use any one or more of the financial performance categories set forth in the Incentive Plan for any one or more participants. In addition to the financial performance categories, the Committee may establish other performance measures for awards not intended to comply with Section 162(m), including individual performance measures and subjective performance targets.

For each performance category that the Committee selects as the basis for potential awards, the Committee also establishes the specific target(s) that must be met with respect to each such category. The target(s) may be established as a linear scale, a step scale, a change (increase or decrease) over a period of time, measures in the alternative, or any other type of function or form of measurement that the Committee determines. The Committee must select the manner of measuring the target so that, at the end of the performance period, a performance percentage may be objectively calculated for any given level of actual performance within that category during the performance period.

Following the end of the performance period for an award, the Committee calculates the performance award amount for the participant. The Committee must approve the calculations and may, in its sole discretion, increase (unless the participant is subject to Section 162(m)) or reduce the amount of the formula cash award by up to 25%. The maximum performance award, less any reduction determined by the Committee, equals the final performance award payable to such participant for the applicable performance period.

For 2007 and 2008, the Company’s performance criteria and formula payout levels are as follows:

	Chief Executive	Chief Operating
Return on Equity	Officer	Officer	Vice Presidents

<5%	No Bonus	No Bonus	No Bonus
5.01% - 6.0%	10% of Salary	10%	5%
6.01% - 7.0%	20% of Salary	20%	10%
7.01% - 8.0%	30% of Salary	30%	15%
8.01% - 9.0%	40% of Salary	35%	20%
9.01% - 10.0%	50% of Salary	40%	25%
10.01% - 11.0%	60% of Salary	45%	30%
11.01% - 12.0%	70% of Salary	50%	35%
12.01% - 13.0%	80% of Salary	55%	40%
13.01% - 14.0%	90% of Salary	60%	45%
14.01% - 15.0%	100% of Salary	65%	50%
15.01% - 16.0%	110% of Salary	70%	55%
16.01% - 17.0%	120% of Salary	75%	60%
17.01% - 18.0%	130% of Salary	80%	65%
18.01% - 19.0%	140% of Salary	85%	70%
19.01% - 20.0%	150% of Salary	90%	75%

(1)	Return on consolidated equity, calculated as consolidated net income after bonus pool accrual divided by prior year-end consolidated net worth.

(2)	Bonus pool accrual increases by 10% of salary for each percentage point of return on equity over 20%.

Long-Term Incentive Compensation

The Committee believes that equity-based compensation ensures that Company’s executive officers have a continuing stake in the long-term success of the company.

On June 10, 2005 the Company’s board of directors adopted, and on July 8, 2005, its shareholders approved, the Equity Incentive Plan (the “EIP”), to enable the Company to attract, retain and motivate key employees and directors through equity-based compensatory awards including restricted stock awards, performance shares, stock options and stock appreciation rights.

Shares Reserved

The maximum number of shares of common stock reserved for issuance under the EIP is 10% of the then-current number of shares of common stock issued and outstanding. These shares may be awarded as deemed appropriate by the Committee.

Limitations on Awards

During any calendar year, key employees are limited in the number of grants they may receive under the EIP. No key employee may receive during any year options for more than 200,000 shares, stock appreciation rights with respect to more than 200,000 shares, more than 200,000 shares of restricted stock and/or an award for more than 200,000 performance shares.

Administration

The Committee administers the EIP which provides it with the authority to, among other things, select plan participants, determine the type and amount of awards, determine when the awards will be granted, determine award terms, fix all other conditions of any awards, interpret the EIP and any plan awards, and delegate certain of its authority and duties.

Eligibility

Key employees of the Company and subsidiaries, and non-employee directors of the Company may participate in the EIP.

The Plan also provides for awards of restricted stock to both key employees and to non-employee directors, entitling the recipients to acquire or receive shares of Company common stock that are subject to those vesting, transferability, forfeiture, repurchase and other conditions as the Committee may determine.

Restricted Stock Awards to Key Employees

The maximum number of shares of restricted stock awards that may be granted to key employees under the EIP is 500,000. Restricted shares granted to key employees are subject to restrictions as determined by the Committee (including limitation on voting rights and the right to receive dividends). The Committee also determines whether any dividends paid with respect to the restricted shares will be held in escrow or otherwise deferred. The restricted shares will be evidenced as determined by the Committee and may themselves be held in escrow pending the lapse of all restrictions. Any stock certificates issued with respect to restricted shares will contain legends describing the restrictions on the stock. At the end of the restriction period, stock certificates without restrictive legends will be delivered to the key employees, or, if stock certificates with legends were previously issued, the legends on these certificates will be removed. If a key employee’s employment terminates for any reason during the restriction period, the employee will forfeit all shares of restricted stock still subject to restriction, unless the Committee determines that it is in the Company’s best interest to waive the restrictions.

Performance Shares

The EIP provides that the Company may grant up to 500,000 performance shares to its key employees, subject to amendment by the Committee as set forth in the EIP. Performance shares entitle the recipient to acquire shares of the common stock upon the attainment of specified performance goals as described in the EIP. The Committee may determine in its discretion the specific performance goals applicable under each performance share award, the periods during which performance is to be measured and all other limitations and conditions applicable to the award. The Committee may alter performance goals, subject to shareholder approval, to qualify the performance shares for the performance-based exception contained in Section 162(m) of the Internal Revenue Code. The Committee may also grant performance shares that do not meet this performance-based exception. Following the end of the performance period, if the performance goals have been met, certificates representing the number of shares equal to the performance shares payable shall be delivered to the key employee.

Stock Options

Key employees may be granted stock options under the EIP that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, or stock options that are not intended to so qualify. Under the EIP, the Company may grant incentive stock options for no more than 500,000 shares. The Committee may fix the term and vesting schedule of each stock option, but no incentive stock option will be exercisable more than 10 years after the date of grant. The exercise price of each incentive stock option must not be less than 100% of the fair market value of our common stock on the grant date. The exercise price of each stock option granted under the EIP will be paid in the form(s) specified by the Committee, and may be made in a single payment, in installments, or on a deferred basis, as prescribed by the Committee. Stock options are not transferable except by will or the laws of descent and distribution.

For the year 2007, the Committee awarded stock options to the NEO and other executives. The options were granted on September 12, 2007 (the “Grant Date”), exercisable at the Grant Date closing price of $10.86 per share. The options vest equally over a period of five years, except that they vest earlier upon the death or disability of the optionee. The options will also vest in connection with the closing of the merger with a subsidiary of Buyer. The options expire on the tenth anniversary of the grant date, unless they expire earlier due to termination of employment. In 2007, the Committee awarded 20,000, 10,000 and 5,000 option shares to James G. Petcoff, B. Matthew Petcoff and Brian J. Roney, respectively.

OTHER BENEFITS

Perquisites

There were none to report as of December 31, 2007 due to the instituted changes in 2007. As was discussed in last year’s Compensation Discussion & Analysis, the Committee instituted certain changes to executive compensation. These changes were designed to further enhance transparency and to strengthen the goal of aligning pay to performance. The Committee eliminated the automobile lease, the associated automobile expenses, club dues and internet access expenses for James G. Petcoff, B. Matthew Petcoff and Bradford T. Lyons. In lieu thereof, the Committee increased their base pay salaries by the amounts of $68,300, $43,200 and $27,750, respectively.

Severance Payments

See “Potential Payments Upon Termination or Change-in-Control” for a description of potential payments and benefits to the named executive officers under compensation plans and arrangements described above upon termination of employment or a change of control of the Company.

Employment Agreements.  Each of Messrs. James G. Petcoff and B. Matthew Petcoff is party to an employment agreement with the Company, initially entered into in 2005, that provides for certain severance benefits. Brian J. Roney is party to a termination agreement, entered into on November 2007, which provides certain severance benefits.

Change of Control Provisions.  The employment agreements with both Messrs. Petcoff’s and Brian J. Roney contain change of control provisions. The Committee believes that such provisions are in the best interests of the Company and its shareholders to ensure the continued dedication of such executives, notwithstanding the possibility, threat or occurrence of a change of control. The Committee believes it is imperative to diminish the inevitable distraction of such executives by virtue of the personal uncertainties and risks created by a pending or threatened change of control, and to provide such executives with compensation and benefits arrangements upon a change of control that ensure that such executives’ compensation and benefits expectations will be satisfied and such compensation and benefits are competitive with those of other corporations.

A fundamental feature of the provision in both Messrs. Petcoff’s agreements that is different from some change of control agreements is that most of the benefits have a “double-trigger,” which means that two events must occur for payments to be made (a change of control and a significant shift, within 24 months of the change in control, in the nature and scope of the executive’s duties prior to the change in control, giving the executive the right to terminate his employment and to receive severance payments as though the Company had terminated him without cause). This is consistent with the purpose of the change in control provisions, which is to provide executives with a level of financial protection upon loss of employment.

Mr. Roney’s severance agreement provides that the Company agrees to provide post-termination salary in the event the employment of Mr. Roney is terminated for any reason within 120 days of a change in control.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in the Company’s proxy statement.

The Compensation Committee:

Mr. Jorge J. Morales, Chair
Mr. Richard J. Lindberg
Mr. R. Jamison Williams, Jr.

SUMMARY COMPENSATION TABLE

The following table sets forth for each of the NEO: (i) the dollar value of base salary and bonus earned during the year ended December 31, 2007; (ii) the aggregate grant date fair value of option awards granted during the year, computed in accordance with FAS 123(R); (iii) all other compensation for the year; and, (iv) the dollar value of total compensation for the year. None of the NEO received stock awards or non-equity incentive plan compensation in 2007 or benefited from any change in pension value or non-qualified deferral compensation earnings during 2007.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Name and Principal Position	Year	($)(a)	($)(b)	($)	($)(c)	($)	Earnings ($)	($)(d)	($)(e)

James G. Petcoff,	2007	$855,800	$670,240	—	—	—	—		$1,526,040
CEO, President, Chairman of the Board
Brian J. Roney,	2007	$229,000	$88,000	—	$122,400	—	—		$439,400
CFO
B. Matthew Petcoff,	2007	$433,200	$228,360	—	$122,400	—	—		$783,960
COO, Executive Vice President, Secretary, Director
Bradford T. Lyons,	2007	$247,750	$91,900	—	$122,400	—	—		$462,050
Senior Vice President
L. Matthew MacLean,	2007	$232,000	$88,000	—	$122,400	—	—	—	$442,400
Senior Vice President

Explanatory Notes for Columns:

(a)	The dollar value of base salary earned during the fiscal year.

(b)	The dollar value of bonus earned during the fiscal year.

(c)	The aggregate grant date fair value of option awards (with or without tandem SARs) computed in accordance with FAS 123(R). On September 12, 2007, certain employees were granted options to purchase shares of the Company’s common stock for $10.86 per share, subject to vesting. The options become exercisable in equal 20% installments on each anniversary of the grant date, commencing with the first anniversary thereof. The options expire on the tenth anniversary of the grant date or 90 days following termination of employment, whichever occurs first. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model and employing the following assumptions:

Fair Value of underlying common stock:	$10.86/share
Weighted average life of options:	6.5 years
Risk-free interest rate:	4.11%
Dividend yield:	0.00%
Weighted average volatility assumption:	27.60%

(d)	All other compensation, including perquisites.

(e)	The dollar value of total compensation for the year, equal to the sum of columns (a) through (d).

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during 2007, which include only equity-based incentive awards. The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about such awards. Equity incentive-based awards are subject to a performance condition or a market condition as FAS 123(R) defines those terms.

								All	All Other
								Other	Option	Exercise
		Estimated			Estimated			Stock	Awards:	or Base
		Under			Future			Awards:	Number of	Price of
		Non-Equity	Future		Under Equity		Payout	Number of	Securities	Option
	Grant	Plan Awards	Payouts	Incentive	Awards	Incentive	Plans	Shares	Underlying	Awards
	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock	Options (#)	($/Sh)
Name	(a)	($)	($)	($)	(#)	(#)	(#)	or Units	(b)	(c)

James G. Petcoff,	09/12/07	—	—	—	—	—	—	—	—	—
CEO, President, Chairman of the Board
Brian J. Roney,	09/12/07	—	—	—	—	—	—	—	30,000	10.86
CFO
B. Matthew Petcoff,	09/12/07	—	—	—	—	—	—	—	30,000	10.86
COO, Executive Vice President, Secretary, Director
Bradford T. Lyons,	09/12/07	—	—	—	—	—	—	—	30,000	10.86
Senior Vice President
L. Matthew MacLean,	09/12/07	—	—	—	—	—	—	—	30,000	10.86
Senior Vice President

Explanatory Notes for Columns:

(a)	The grant date for equity-based option awards.

(b)	The number of shares underlying options granted in the fiscal year.

(c)	The per-share exercise or base price of the options granted in the fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on outstanding option and stock awards held by the NEO at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan
									Awards:
	Number of		Equity					Equity Incentive	Market or
	Securities	Number of	Incentive Plan				Market Value	Plan Awards:	Payout Value
	Underlying	Securities	Awards Number			Number of	of Shares or	Number of	of Unearned
	Unexercised	Underlying	of Securities			Shares or Units	Units or Other	Unearned	Shares, Units
	Options	Unexercised	Underlying	Option	Option	of Stock That	Rights That	Shares, Units or	or Other
	(#)	Options (It)	Unexercised	Exercise	Expiration	Have Not	Have Not	Other Rights That	Rights That
	Exercisable	Unexercisable	Unearned	Price	Date	Vested (#)	Vested	Have Not	Have Not
Name	(a)	(b)	Options (II)	($)(c)	(d)	(e)	(f)	Vested (II)	Vested ($)

James G. Petcoff,	40,000	60,000	—	12.00	9/28/15	—	—	—	—
CEO, President, Chairman of the Board
James G. Petcoff,	4,000	16,000	—	10.50	11/27/16	—	—	—	—
CEO, President, Chairman of the Board
Brian J. Roney,	10,000	15,000	—	12.00	9/28/15	—	—	—	—
CFO
Brian J. Roney,	1,000	4,000	—	10.50	11/27/16	—	—	—	—
CFO
Brian J. Roney,	—	30,000	—	10.86	09/12/07	—	—	—	—
CFO
B. Matthew Petcoff,	20,000	30,000	—	12.00	9/28/15	—	—	—	—
COO, Executive Vice President, Secretary, Director
B. Matthew Petcoff,	2,000	8,000	—	10.50	11/27/16	—	—	—	—
COO, Executive Vice President, Secretary, Director
B. Matthew Petcoff,	—	30,000	—	10.86	09/12/07	—	—	—	—
COO, Executive Vice President, Secretary, Director
Bradford T. Lyons,	14,000	21,000	—	12.00	9/28/15	—	—	—	—
Senior Vice President
Bradford T. Lyons,	1,400	5,600	—	10.50	11/27/16	—	—	—	—
Senior Vice President
Bradford T. Lyons,	—	30,000	—	10.86	09/12/07	—	—	—	—
Senior Vice President
L. Matthew MacLean,	12,000	18,000	—	12.00	9/28/15	1,500	$16,500	—	—
Senior Vice President
L. Matthew MacLean,	1,200	4,800	—	10.50	11/27/16	—	—	—	—
Senior Vice President
L. Matthew MacLean,	—	30,000	—	10.86	09/12/07	—	—	—	—
Senior Vice President

Explanatory Notes for Columns:

(a)	On an award-by-award basis, the number of shares underlying unexercised options that are exercisable.

(b)	On an award-by-award basis, the number of shares underlying unexercised options that are unexercisable.

(c)	For each instrument reported in columns (a) and (b), the exercise price.

(d)	For each instrument reported in columns (b) (c) and (d), as applicable, the expiration date.

(e)	The total number of shares of stock that have not vested and that are not reported.

(f)	The aggregate market value of shares of stock that have not vested and that are not reported in column.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding each exercise of stock options and vesting of restricted stock during 2007 for each of the named executive officers on an aggregated basis:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)(a)	($)(b)

James G. Petcoff,	0	—	—	—
CEO, President, Chairman of the Board
Brian J. Roney,	0	—	—	—
CFO
B. Matthew	0	—	—	—
Petcoff, COO, Executive Vice President, Secretary, Director
Bradford T. Lyons,	0	—	—	—
Senior Vice President
L. Matthew MacLean,	0	—	500	$5,430
Senior Vice President

Explanatory Notes for Columns:

(a)	The number of shares of stock that have vested.

(b)	The aggregate dollar value realized upon vesting of stock (i.e., the number of shares times the market price of the underlying shares on the vesting date), or upon the transfer of an award for value.

PENSION BENEFITS

The following table sets forth the actuarial present value of each named executive officer’s accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age based on current levels of compensation. The table also shows the number of years of credited service under each such plan, computed as of the same pension plan measurement date used in the Company’s audited financial statements for the year ended December 31, 2007. The table also reports any pension benefits paid to each named executive officer during the year.

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated	Last Fiscal Year
Name	Plan Name	(#)	Benefit ($)	($)

James G. Petcoff,	N/A	N/A	N/A	N/A
CEO, President, Chairman of the Board
Brian J. Roney,	N/A	N/A	N/A	N/A
CFO
B. Matthew Petcoff,	N/A	N/A	N/A	N/A
COO, Executive Vice President, Secretary, Director
Bradford T. Lyons,	N/A	N/A	N/A	N/A
Senior Vice President
L. Matthew MacLean,	N/A	N/A	N/A	N/A
Senior Vice President

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth annual executive and company contributions under non-qualified defined contribution and other deferred compensation plans, as well each named executive officer’s withdrawals, earnings and fiscal-year end balances in those plans:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions in	Earnings	Withdrawals/	Balance at
Name	in Last FY ($)	Last FY ($)	in Last FY ($)	Distributions ($)	Last FYE ($)

James G. Petcoff,	N/A	N/A	N/A	N/A	N/A
CEO, President, Chairman of the Board
Brian J. Roney,	N/A	N/A	N/A	N/A	N/A
CFO
B. Matthew Petcoff,	N/A	N/A	N/A	N/A	N/A
COO, Executive Vice President, Secretary, Director
Bradford T. Lyons,	N/A	N/A	N/A	N/A	N/A
Senior Vice President
L. Matthew MacLean,	N/A	N/A	N/A	N/A	N/A
Senior Vice President

DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during The Year Ended December 31, 2007;

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Non-qualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(a)	($)(1)(b)	($)	($)	Earnings ($)	($)(c)	($)(d)

Richard J. Lindberg	$35,000	$11,110	—	—	—	—	$46,110
Joon S. Moon	$34,000	$11,110	—	—	—	$16,620	$61,720
Jorge J. Morales	$27,500	$11,110	—	—	—	—	$38,610
R. Jamison Williams, Jr.	$28,000	$11,110	—	—	—	$30	$39,140
Julius A. Otten	$65,000	$11,110	—	—	—	—	$76,110
Joseph D. Sarafa	$27,000	$11,110	—	—	—	$1,287	$39,397

Explanatory Notes for Columns:

(a)	The aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.

(b)	For awards of stock, the aggregate grant date fair value computed in accordance with FAS 123(R). See footnote (1).

(c)	All other compensation for the covered fiscal year that could not properly be reported in any other column. “All other compensation” includes consulting fees and expenses.

(d)	The dollar value of total compensation for the covered fiscal year, equal to the sum of all amounts reported in columns (a) though (c).

(1) Non-employee directors are also entitled to receive grants of shares of restricted stock pursuant to the Equity Incentive Plan. These shares vest 24 months following the date of grant provided the director is still in service with the Company on the vesting date. Notwithstanding the foregoing, the shares vest earlier upon the death or disability of the director, or upon the occurrence of a Change of Control, as defined in the Plan. The directors are automatically granted a number of shares of restricted stock equal to the lesser of (i) 1,000 shares and (ii) the number of shares determined by dividing $15,000 by the fair market value of a share on the date of grant, on the day following the annual meeting of the shareholders, except that those non-employee directors who are newly elected at a shareholders meeting will not be eligible to receive restricted stock until the day following the next annual meeting of the shareholders. In 2007, restricted shares of 1,000 each were awarded to Mr. Moon, Mr. Lindberg, Mr. Sarafa, Mr. Williams, Mr. Morales, and Mr. Otten, under the Equity Incentive Plan.

Each non-employee member of the board of directors receives an annual retainer fee of $12,000 and additional fees of $1,000 for each board meeting and committee meeting attended. Each committee chair receives an additional fee of $500 for each committee meeting attended. The Audit Committee Chair, Julius A. Otten, receives $6,000 per quarter for his or her added responsibilities as Audit Committee Chair. This compensation was approved by the Compensation Committee on March 9, 2007, retroactive to July 1, 2006. Directors who are also employees do not receive any compensation for serving as directors. Directors also receive reimbursement for their reasonable travel and lodging expenses if they do not live in the area where the meeting is held, up to a maximum of $1,500 per director per meeting. In addition, Mr. Moon received $16,620 for consulting services relating to a one-time project involving the evaluation of a potential investment by the Company.

Potential Payments Upon Termination or Change-in-Control

The following section describes potential payments and benefits to the named executive officers under the Company’s compensation and benefit plans and arrangements upon termination of employment or a change of control of the Company.

Messrs. James G. Petcoff, B. Matthew Petcoff, and Brian J. Roney are each a party to an employment agreement, containing change of control provisions, with the Company. See “Employment Agreements with Executive Officers” on page 15. None of the other named executive officers has an employment agreement with the Company.

Certain of the Company’s compensatory plans contain provisions regarding the acceleration of vesting and payment upon specified termination events. In addition, the Compensation Committee may authorize discretionary severance payments to the named executive officers upon termination.

Company Share-Based Plans

Equity Incentive Plan

The Committee is permitted to determine the terms of any awards as well as to determine how awards under the plan may be settled, exercised, cancelled, forfeited, suspended or deferred. If a participant’s employment is terminated, the treatment of any award under the plan is determined as provided in the relevant award agreement. The stock option award agreements issued by the Company provide that all outstanding options vest upon the death or disability of a participant. The vested portion of the award will terminate immediately in the case of a termination for cause, on the first anniversary of the date of termination of employment in the case of termination due to death or disability and 90 days after the termination of employment in all other cases.

Change of Control Provisions.  Under the plan, and unless the Committee provides otherwise in an individual’s award agreement, in the event of a change of control, the Company and the acquiror may agree that the surviving company will assume the existing award or substitute a new award for the existing award that preserves the economic value of the existing award, in each case without the consent of the participant. If the existing award is to be assumed or substituted and if the award holder is terminated without cause within one year of a change of control, that participant’s award will fully vest as of the date of such termination.

If the existing award is not to be assumed or substituted, then at least 15 days prior to the date of the change of control the award will become immediately and fully exercisable until the date of the change of control, at which point the award will be terminated. If no notice is given 15 days prior to the date of the change of control, then the award shall become immediately and fully vested on the date of the change of control and the award shall be terminated as of such date in exchange for a cash payment by the Company in an amount equal to the value of the award that has not been exercised.

Employment Agreements

The Company is a party to employment agreements with each of Mr. James G. Petcoff, Mr. B. Matthew Petcoff, and Brian J. Roney.

If the employment of either Mr. Petcoff is terminated upon his death or disability, the terminated executive will be entitled to (i) a monthly sum equal to the highest monthly rate of base salary paid to the executive during the last full calendar year prior to the termination, less any disability payments from insurance for which the Company has paid the premiums, for a period equal to the sooner to occur of (A) the end of the full employment term or (B) the executive’s having reached 70 years of age, plus (ii) a one-time payment equal to three times his cash bonus(es) for the last full calendar year prior to the termination.

If the executive is terminated by the Company without cause, the executive will be entitled to the greater of (i) his base salary for the period until the end of the full employment term or (ii) a termination payment equal to three times the sum of (A) the executive’s annual base salary in effect on the date of the termination plus (B) one-half of the cash bonus paid or due to the executive for the last fiscal year prior to the date of the termination.

Change of Control Provisions.  Messrs Petcoff’s employments agreement provide generally that the executive’s terms and conditions of employment, including position, location, compensation and benefits, will not be adversely changed during the 24-month period after a change of control.

Upon any adverse employment change within such 24-month period, the executive will generally be entitled to receive a lump sum payment equal to the greater of:

•	his base salary for the period until the end of the full employment term; or

•	three times the sum of (i) the executives annual base salary in effect on the date of termination, plus (ii) one-half of the cash bonus paid or due to the executive for the last fiscal year prior to the date of termination.

The above termination payments will be adjusted so that no payment is considered an “excess parachute payment”, as such term is defined in Section 280G of the Code, by ensuring that the present value of the termination payments shall not exceed an amount equal to one dollar less than the maximum amount which the executive may receive without becoming subject to the tax imposed by Section 4999 of the Code or which the Company may pay without loss of deduction under Section 280G (a) of the Code.

If the proposed merger of the Company and a subsidiary of QBE Holdings, Inc. (“Buyer”) is approved and the transaction closes, Mr. James G. Petcoff’s employment agreement described above will be terminated and replaced by a separation and consulting agreement by and among the Company, Buyer, and Mr. James G. Petcoff dated as of January 3, 2008. Pursuant to the separation and consulting agreement, Mr. James G. Petcoff has agreed that, if the transaction closes, he will resign his employment and all positions he holds with the Company and waive all rights to his previous employment agreement described above, including but not limited to, the termination and change of control payments to which he would otherwise be entitled. Post-closing, Mr. James G. Petcoff will be engaged as a consultant to the surviving corporation for a term of six months, renewable under certain circumstances for a total term of two years. During the term of the consulting agreement, Mr. James G. Petcoff is entitled to receive payments of $50,000 per month for his consulting services. The consulting agreement also contains non-compete and non-solicitation clauses, under which Mr. James G. Petcoff is prohibited from competing with the surviving corporation for a period of two years after expiration of the two-year consulting term. In consideration for these restrictions, Mr. James G. Petcoff is entitled to receive monthly payments of $10,000 for the duration of the non-compete and non-solicitation period.

Mr. Roney’s employment agreement provides post-termination salary in the event his employment is terminated for any reason within 120 days of a change of control. Mr. Roney would be entitled to two times his base salary if he is terminated within 120 days of a change of control.

Change of Control/Severance Payment Table

The following table estimates the potential payments and benefits to the named executive officers upon termination of employment or a change of control, assuming such event occurred on December 31, 2007. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

Named Executive Officers

					Life	Annual
			Miscellaneous	Share-Based	Insurance	Disability
	Cash Severance		Benefits	Awards	Proceeds	Benefits

James G. Petcoff(1)
Death	$3,212,346		—	$3,081	$100,000	—
Disability	3,116,346		—	3,081	—	$96,000
Termination without cause	2,486,250		—	3,081	—	—
Change of control	2,486,250	(2)	—	3,081	—	—
Brian J. Roney(1)
Death	—		—	4,970	100,000	—
Disability	—		—	4,970	—	96,000
Change of control	440,000		—	4,970	—	—
B. Matthew Petcoff(1)
Death	1,589,158		—	5,741	100,000	—
Disability	1,493,158		—	5,741	—	96,000
Termination without cause	1,362,600		—	5,741	—	—
Change of control	1,362,600		—	5,741	—	—
Bradford T. Lyons(1)
Death	—		—	700	200,000	—
Disability	—		—	700	—	96,000
Change of control	—		—	700	—	—
L. Matthew MacLean(1)
Death	—		—	21,800	100,000	—
Disability	—		—	21,800	—	96,000
Change of control	—		—	21,800	—	—

(1)	Except as noted in the table above, such person does not receive any additional payments if (i) he voluntarily terminates his employment, (ii) retires or (iii) his employment is terminated by the Company with or without cause.

(2)	In connection with the proposed merger of the Company with a subsidiary of QBE Holdings, Inc., Mr. James Petcoff was waived the payment of this amount. See the discussion under “Employment Agreements,” above.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2007:

Number of
Securities
Remaining
Available for
	Number of	Weighted-	Future Issuances
	Securities to be	Average	Under Equity
	Issued Upon	Exercise	Compensation
	Exercise of	Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants,	Options, Warrants,	Reflected in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Equity Incentive Plan	712,500	$11.38	179,433

Equity compensation plan not approved by security holders:
None	—

	712,500	$11.38	179,433

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning beneficial ownership of our common stock as of March 24, 2008 for: (a) each director; (b) the chief executive officer, the chief financial officer and the three most highly compensated other executive officers; (c) the directors and executive officers as a group; and (d) each Shareholder known by the Company to be the beneficial owner of more than 5% of our voting securities.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In the table below, options that are exercisable or will become exercisable into shares of our common stock within 60 days of March 24, 2008 if any, are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, where applicable, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise stated, the business address for each person below is c/o North Pointe Holdings Corporation, 28819 Franklin Road, Southfield, MI 48034.

	Number of	Percent
Directors, Executive Officers and 5% Shareholders(1)	Shares(1)	%(1)

James G. Petcoff	2,896,640	32.0
B. Matthew Petcoff	446,500	4.9
John H. Berry(2)	31,225	*
Bradford T. Lyons	36,625	*
Brian J. Roney	180,800	2.0
L. Matthew MacLean(3)	15,700	*
Richard J. Lindberg	3,000	*
Joon S. Moon	426,500	4.7
Jorge J. Morales	3,000	*
R. Jamison Williams, Jr.(4)	133,350	1.5
Julius A. Otten	5,000	*
Joseph D. Sarafa	42,200	*
Paul B. Deemer	2,000	*
Becker Capital Management, Inc.	457,253	5.1
Hovde Financial, Inc.	553,581	6.1
Security Equity Fund	525,000	5.8
Security Global Investors, LLC	797,8000	8.8
Wellington Management Company, LLP	765,382	8.5
Wells Fargo & Company	1,069,859	11.8
All directors, director nominees and executive officers as a group (13 persons)	4,222,540	46.6

*	Represents less than 1%

(1)	The Company has relied upon information supplied by certain beneficial owners and upon information contained in filings with the SEC. Each share of Common Stock is entitled to one vote.

(2)	Mr. Berry holds his shares through the John H. Berry and Christine M. Berry Living Trust dated June 1, 2004, for which Mr. Berry serves as the trustee.

(3)	Mr. MacLean holds 2,500 shares indirectly through the Lawrence Matthew MacLean Living Trust dated March 20, 2000, for which Mr. MacLean serves as trustee.

(4)	Mr. R. Jamison Williams holds 132,350 shares indirectly through the Richard Jamison Williams, Jr. Revocable Trust dated December 7, 2001, for which Mr. R. Jamison Williams serves as trustee.

CHANGES IN CONTROL

On January 3, 2008, North Pointe Holdings Corporation, a Michigan corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), with QBE Holdings, Inc., a Delaware corporation (“Parent”) and Noble Acquisition Corporation, a Michigan corporation and a wholly owned direct subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent. If the Merger is consummated, there will be a change of control of the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

An independent claims adjusting company, wholly-owned by a director of North Pointe Insurance and North Pointe Financial, who is also the father of the Vice President of Claims, provides claims services to the Company. Total fees for these services, which are included in the loss adjustment expenses, were $120,000 in 2007.

In September 2004, the Company sold the renewal rights of approximately 100 liquor liability policies to an insurance company for which the Company has a management services agreement providing all of the accounting, premium collections and claims adjusting and processing. The Company recorded revenues from management services provided to that insurance company of $65,000 in 2007. The Chief Executive Officer and Chief Operating Officer of the Company hold minority ownership interests in that insurance company. The sales price for the renewal rights was $285,000, which the Company recorded as a gain on sale of business in 2004. The Company and the buyer also entered into a mutual non-compete agreement.

A director of the Company’s board and minority shareholder of the Company was paid $10,000 in 2007 for consulting services relating to a one-time project involving the evaluation of a potential investment by the Company. In 2006 and 2005, this individual was paid $5,000 per month for monitoring and evaluating the investments of and investment advisory services to the Company. This agreement was terminated in February 2005 and a new consulting agreement was entered in September 2005. This individual was paid $5,000 per month, beginning in October 2005, to assist the Company’s management in reviewing, evaluating and structuring possible future acquisitions. This agreement was terminated in December 2006.

The son of a director of North Pointe Insurance and North Pointe Financial, who is also the brother of the Vice President of Claims, provides consulting services on a project basis, including the management of the internal controls process, complex high value claims work and other projects as they arise. The consulting services agreement provides for a monthly retainer of $20,000. The Company incurred consulting expenses of $240,000 in 2007 for such services.

DIRECTOR INDEPENDENCE

The Company’s Board has determined, after considering all of the relevant facts and circumstances, that Messrs. Lindberg, Morales, Otten, Sarafa and Williams are “independent” from management in accordance with the Nasdaq listing standards and the Company’s Corporate Governance Policies. To be considered independent, the Board must determine that a director does not have any direct or indirect material relationships with the Company and must meet the categorical and other criteria for independence set forth in the Company’s Corporate Governance Policies. In addition, after considering all of the relevant facts and circumstances, the Board has determined that each member of the Audit Committee of the Board qualifies under the Audit Committee independence standards established by the SEC. The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are composed entirely of independent directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES.  The Company was billed $885,000 for Audit Services provided by Deloitte in 2007. The Company was billed $242,500 for Audit Services provided by Deloitte in 2006. “Audit Services” consist of professional services rendered by the Company’s principal accountant for the audits of the Company’s annual financial statements and management’s assessment of the Company’s internal control over financial reporting, review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with these filings.

The Company was billed $80,000 in 2007 and $25,000 in 2006 by Deloitte for certain actuarial services rendered by Deloitte, which were pre-approved by our Audit Committee.

TAX FEES.  The Company was billed $91,300 in 2007 for tax related services provided by Deloitte. The Company was billed $53,035 in 2006 for tax related services provided by Deloitte and billed $12,470 in 2006 for tax related services provided by PWC.

ALL OTHER FEES.  The Company was billed $5,300 in 2007 and $1,500 in 2006 for certain software utilized by the Company and provided by Deloitte.

The Audit Committee, based on its reviews and discussions with management and Deloitte noted above, determined that the provision of these services was compatible with maintaining Deloitte’s independence.

PRE-APPROVAL POLICIES AND PROCEDURES FOR AUDIT AND NON-AUDIT SERVICES.  The Audit Committee has developed policies and procedures concerning its pre-approval of the performance of audit and non-audit services (including the fees and terms thereof) to be performed for the Company by the independent registered public accounting firm. If a product or service arises that was not already pre-approved, the Audit Committee has delegated to the Chairman of the Audit Committee the authority to consider and pre-approve such services between quarterly meetings of the Audit Committee. In pre-approving all audit services and permitted non-audit services, the Audit Committee or a delegated member must consider whether the provision of the permitted non-audit services is consistent with maintaining the independence of the Company’s independent registered public accounting firm. Any interim approvals granted by the Chairman of the Audit Committee are reported to the entire Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

15(a)(1)The following financial statements of North Pointe Holdings Corporation and the Reports of Independent Registered Public Accounting Firm thereon are filed with this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
North Pointe Holdings Corporation
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of North Pointe Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of North Pointe Holdings Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

Detroit, Michigan
March 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
North Pointe Holdings Corporation and Subsidiaries

In our opinion, the consolidated statements of income, of shareholders’ equity and comprehensive income and of cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of North Pointe Holdings Corporation and its Subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Detroit, Michigan
March 9, 2006, except for the effects of the
discontinued operations as disclosed in Note 3
to which the date is March 24, 2008

North Pointe Holdings Corporation and Subsidiaries

Consolidated Balance Sheets
As of December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands, except share data)

ASSETS
Investments
Debt securities, available for sale, at fair value (amortized cost of $198,184 and $108,911 in 2007 and 2006, respectively)	$200,681	$107,334
Common stocks, at fair value (cost of $3,335 and $9,302 in 2007 and 2006, respectively)	3,054	11,376
Preferred stock (cost of $1,000 and $0 in 2007 and 2006, respectively)	1,037	—
Other investment	2,241	1,088

Total investments	207,013	119,798
Cash and cash equivalents	64,890	46,039
Accrued investment income	2,136	1,236
Premiums and agent balances receivable, net	31,346	18,088
Reinsurance recoverables on
Paid losses	5,337	4,168
Unpaid losses	51,141	33,321
Prepaid reinsurance premiums	7,770	11,881
Deferred policy acquisition costs	13,731	8,848
Deferred federal income taxes, net	9,375	5,061
Federal income tax recoverable	3,496	523
Fixed assets, net of accumulated depreciation	5,743	5,946
Prepaid expenses and other assets	3,263	2,668
Goodwill	11,550	—
Assets of discontinued operations	14,276	—

Total assets	$431,067	$257,577

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$172,264	$89,755
Unearned premiums	63,309	42,320
Debt	54,287	23,131
Amounts due to reinsurers	1,118	1,930
Accrued expenses and other liabilities	24,871	7,122
Premiums in advance	368	4,970
Amounts withheld for others	8,311	114
Liabilities of discontinued operations	8,285	—

Total liabilities	332,813	169,342

Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 8,919,329 and 9,122,687
issued and outstanding in 2007 and 2006, respectively	49,041	50,578
Preferred stock, no par value; 5,000,000 shares authorized; and 0 shares issued
and outstanding in 2007 and 2006, respectively	—	—
Retained earnings	47,654	37,329
Accumulated other comprehensive income
Net unrealized gains on investments, net of deferred federal income
tax expense of $767 and $169, respectively	1,559	328

Total shareholders’ equity	98,254	88,235

Total liabilities and shareholders’ equity	$431,067	$257,577

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, except share data)

Revenues
Direct premiums written	$115,666	$90,175	$110,409
Assumed premiums written	3,658	10	613

Gross premiums written	119,324	90,185	111,022
Premiums ceded	(11,916)	(29,058)	(24,943)

Net premiums written	107,408	61,127	86,079
(Increase)/decrease in unearned premiums	(13,229)	5,524	(1,370)

Net premiums earned	94,179	66,651	84,709
Investment income, net of investment expenses	8,676	5,731	3,865
Net realized capital gains (losses)	3,320	(214)	(168)
Fess and other income	6,649	1,369	1,901

Total revenues	112,824	73,537	90,307

Expenses
Losses and loss adjustment expenses, net	53,548	30,874	43,971
Policy acquisition costs	21,663	19,036	21,776
Other underwriting and operating expenses	27,981	21,781	17,812
Interest expense	3,261	1,711	959

Total expenses	106,453	73,402	84,518

Income before federal income tax expense and discontinued operations	6,371	135	5,789
Federal income tax expense	1,755	10	1,997

Income from continuing operations	4,616	125	3,792

Discontinued operations (Note 3)
Income from discontinued operations	8,632	6,891	88
Federal income tax expense	2,923	2,340	30

Income from discontinued operations	5,709	4,551	58

Net income	$10,325	$4,676	$3,850

Earnings Per Share
Basic
Continuing operations	$0.51	$0.01	$0.63
Discontinued operations	0.63	0.50	0.01

Net income	$1.14	$0.51	$0.64

Diluted
Continuing operations	$0.51	$0.01	$0.63
Discontinued operations	0.63	0.50	0.01

Net income	$1.14	$0.51	$0.64

Weighted average number of shares
Basic	9,009,578	9,114,452	6,014,050
Diluted	9,015,881	9,116,516	6,014,218

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balances, January 1, 2005	$5,880	$28,803	$9	$34,692
Issuance of stock	44,270	—	—	44,270
Stock-based employee compensation	83	—	—	83
Comprehensive income
Net income	—	3,850	—	3,850
Unrealized losses on investments, net of
deferred federal income tax benefit of $343	—	—	(668)	(668)

Total comprehensive income	—	—	—	3,182

Balances, December 31, 2005	$50,233	$32,653	$(659)	$82,227
Issuance of stock	48	—	—	48
Stock-based employee compensation	297	—	—	297
Comprehensive income
Net income	—	4,676	—	4,676
Unrealized gains on investments, net of
deferred federal income tax expense of $509	—	—	987	987

Total comprehensive income	—	—	—	5,663

Balances, December 31, 2006	$50,578	$37,329	$328	$88,235
Retirement of common stock	$(2,135)			(2,135)
Issuance of stock	67	—	—	67
Stock-based employee compensation	531	—	—	531
Comprehensive income
Net income	—	10,325	—	10,325
Unrealized gains on investments, net of
deferred federal income tax expense of $598	—	—	1,231	1,231

Total comprehensive income	—	—	—	11,556

Balances, December 31, 2007	$49,041	$47,654	$1,559	$98,254

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities
Net income	$10,325	$4,676	$3,850
Adjustments to reconcile net income to cash provided by operating activities Depreciation and amortization	923	923	642
Bad debt expense	(2,275)	700	(71)
Net (gain) loss on sales and other dispositions of investments	(3,350)	231	168
Stock compensation expense	598	345	82
Deferred federal income tax expense	2,336	273	365
Change in assets and liabilities
Premiums and agents balances receivable, net	(1,792)	2,536	(3,834)
Accrued investment income	2	(396)	(265)
Reinsurance recoverable, net	12,361	38,852	(30,874)
Prepaid reinsurance premiums	1,218	(4,457)	(1,873)
Deferred policy acquisition costs	(5,357)	730	215
Prepaid expenses and other assets	391	1,312	1,451
Losses and loss adjustment expenses	(10,325)	(28,023)	21,217
Unearned premiums	12,966	(2,381)	2,450
Accrued expenses and other liabilities	(2,506)	(7,790)	8,664
Premiums in advance	(1,697)	(2,125)	6,168
Federal income tax payable (recoverable)	(1,590)	1,675	(3,531)

Net cash provided by operating activities	12,228	7,081	4,824

Cash flows from investing activities
Proceeds from maturities of debt securities	20,316	9,621	6,723
Proceeds from sales of debt securities	34,855	29,313	35,334
Proceeds from sales of equity securities	19,799	4,582	4,203
Purchases of debt securities	(46,443)	(48,527)	(66,368)
Purchases of equity securities	(11,575)	(4,743)	(4,164)
Purchases of other investments	(1,147)	(535)	(553)
Purchases of subsidiaries, net of cash acquired of $13,356 and $168 in 2007 and 2005, respectively	(27,736)	—	(1,386)
Purchases of fixed assets	(467)	(1,666)	(742)
Capital Contribution to NP Capital Trust I	—	(620)	—

Net cash used in investing activities	(12,398)	(12,575)	(26,953)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	—	44,270
Repurchases of common stock	(2,135)	—	—
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	—	21,874	38,014
Proceeds from borrowings	25,298	—	—
Repayments of bank debt	(4,142)	(4,460)	(55,714)

Net cash provided by financing activities	19,021	17,414	26,570

Increase in cash and cash equivalents	18,851	11,920	4,441
Cash and cash equivalents
Beginning of year	46,039	34,119	29,678

End of year	$64,890	$46,039	$34,119

Supplemental cash flow information — cash paid during the year for
Interest	$3,182	$1,674	$1,074
Federal income taxes	2,452	402	5,194
Supplemental disclosure of noncash investing activities
Liabilities assumed in purchase of subsidiaries	141,727	—	2,663

The accompanying notes are an integral part of these consolidated financial statements.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Description of Business

North Pointe Holdings Corporation (“North Pointe Holdings”) is an insurance holding company which wholly-owns North Pointe Financial Services, Inc. and subsidiaries (“North Pointe Financial”) and Midfield Insurance Company (“Midfield”) as of December 31, 2007; hereinafter collectively referred to as the “Company.” In addition, the consolidated financial statements include the equity ownership and earnings of NP Capital Trust I (“NP Trust”), a Delaware trust, the common interests in which are 100% owned by North Pointe Holdings.

North Pointe Holdings was incorporated in July 2001 to facilitate the acquisition of North Pointe Financial, Universal Fire & Casualty Insurance Company (“Universal Fire & Casualty”) and Alliance Surety Holdings, Inc. The acquisition, as well as the issuance of equity securities and a senior debt facility necessary for the acquisition, were effective June 26, 2002.

Alliance Surety Holdings, Inc. is a holding company with no operations. As of September 2006, Alliance Surety Holdings, Inc. was merged with North Pointe Holdings. Universal Fire & Casualty was sold as an insurance company shell in July 2003.

North Pointe Financial is the sole shareholder of North Pointe Insurance Company (“North Pointe Insurance”), North Pointe Casualty Insurance Company (“North Pointe Casualty”), Home Pointe Insurance Company (“Home Pointe”), Capital City Holding Company, Inc. and subsidiaries (“Capital City”), Home Pointe Managing General Agency, Inc. (Home Pointe MGA”), N.P. Premium Finance Company (“NP Premium”) and South Pointe Financial Services, Inc. (“South Pointe”). North Pointe Casualty was acquired in 2004. Home Pointe Insurance and Home Pointe MGA were created in 2005 specifically to write and service Florida homeowners insurance business. Capital City is the sole shareholder of Davis-Garvin Agency, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Charter Premium Audits, Inc., and Capital City Insurance Company, Inc. (“Capital City Insurance”).

On July 2, 2007, North Pointe Financial completed the purchase of all the outstanding shares of capital stock of Capital City Holding Company, Inc., as a result Capital City became a wholly-owned subsidiary of North Pointe Financial. This transaction was accounted for by the purchase method of accounting using Capital City’s historical financial information and applying fair value estimates to the acquired assets, liabilities assumed and commitments of Capital City as of July 2, 2007 (See Note 2). The operating results of Capital City have been included in the Company’s consolidated financial statements since their date of acquisition. The data herein for the prior year periods does not include Capital City.

During the fourth quarter of 2007, the Company committed to a plan to sell Home Pointe Insurance. In accordance with accounting standards, the financial results of Home Pointe are reported as discontinued operations in the Company’s consolidated balance sheet for the current year and as discontinued operations in the Company’s consolidated statement of income for all periods presented (See Note 3).

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

Capital City Holding Company, Inc. is an insurance holding company that provides collection services for Capital City Insurance and Davis-Garvin Agency, as well as loss prevention services to Capital City Insurance and non-affiliated insurers.

Capital City Insurance is a South Carolina domiciled property and casualty insurance company, licensed by the South Carolina Department of Insurance (“SCDOI”). Capital City Insurance specializes in writing workers’ compensation and other commercial casualty coverage for the logging industry in the Southeastern United States. This business is primarily produced through its affiliated Davis-Garvin Agency.

Davis-Garvin Agency is a provider of all the insurance requirements to the logging and timber industry in the Southeastern United States. Workers compensation, general liability and commercial auto are placed with Capital City Insurance; other lines of business are placed with non-affiliated insurers. In addition, Davis-Garvin Agency acts as an independent agent for non-affiliated insurers to provide commercial and personal lines insurance.

Capital Excess and Surplus Brokers, Inc. is a South Carolina domiciled excess and surplus lines broker. They provide an excess and surplus lines market for Davis-Garvin and Capital City Insurance independent agents as well as other independent agents. In addition, it is an appointed agent to produce business for insurance programs underwritten by non-affiliated insurers.

Charter Premium Audits, Inc. provides premium audit services to Capital City Insurance with respect to workers compensation and general liability insurance and non-affiliated insurers.

Southeastern Claims Services, Inc. provides claims adjusting services to Capital City Insurance and non-affiliated insurers.

The Company offered insurance products in 49 and 47 states in 2007 and 2006, respectively. Gross premiums written from continuing operations in Florida, Michigan, Georgia, and South Carolina represented 38.7%, 17.5%, 5.6% and 5.4%, respectively, of total gross premiums written from continuing operations in 2007 and 55.9%, 23.4%, 0.1% and 0.0%, respectively, in 2006.

The Company markets its insurance products through a network of approximately 1,930 independent agents. In 2007, the single largest agent wrote 4.4% of gross premiums written from continuing operations and the top five agents produced 15.8% of the gross premiums written from continuing operations. No other agent produced more than 2.0% of the gross premiums written from continuing operations in 2007.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.	Acquisition

Capital City Holding Company, Inc.

On July 2, 2007, North Pointe Holdings acquired Capital City Holding Company, Inc., a stock property and casualty insurance holding company and South Carolina corporation and its subsidiaries. The Capital City entities offer property and casualty insurance generally to individuals and small to medium sized businesses in the southeastern United States, and perform insurance agency and other ancillary services in connection with the insurance business. The primary reasons for the acquisition were, among other things: a) to gain a stronger presence in a new customer segment; b) to further expand in the Southeast region; and c) to strengthen the combined Company’s position as a leading provider of property and casualty insurance products. The purchase price for the Capital City entities was $41.0 million, subject to a $4.0 million holdback to cover certain reserve related indemnification claims.

The estimated fair value of identifiable assets acquired and liabilities assumed on July 2, 2007 were as follows:

Fair value of assets acquired	$171,269
Fair value of liabilities assumed	141,727

Fair value of net assets acquired	29,542
Total purchase price, including expenses	41,092

Resulting goodwill	$11,550

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

Beginning July 2, 2007, the financial results of Capital City Holding Company, Inc. have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the years ended December 31, 2007 and 2006, as if this acquisition occurred on January 1, of each year. This pro forma information is not necessarily indicative of what would have happened had the acquisition been made on the date indicated, or of future results of the Company.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
	(In millions,	(In millions,
	except per share	except per share
	data)	data)

Revenues from continuing operations	$143,560	$150,966
Net income from continuing operations	4,060	8,511
Net Income from continuing operations per share — basic	0.46	0.93
Net Income from continuing operations per share — diluted	0.46	0.93

3.	Discontinued Operations

In the fourth quarter of 2007, the Company committed to a plan to sell one of its insurance company subsidiaries, Home Pointe Insurance. In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the financial results of this subsidiary were reported separately as discontinued operations in the Company’s consolidated statements of income for all periods presented. The Company will not have any continuing involvement in the operations of this company after its sale which occurred on January 23,

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2008. Pursuant to the sale agreement, the Company will retain and settle an insignificant amount of claims incurred prior to closing.

The following tables provide detail information regarding the Home Pointe Insurance amounts included in the financial statement lines identified as discontinued operations:

	2007	2006	2005
	(In thousands)

Operating results:
Net premiums earned	$14,265	$13,584	$27
Investment income, net of investment expense	1,041	803	137
Net realized capital gains (losses)	30	(17)	—
Other revenues	443	515	2

Total revenues	15,779	14,885	166

Loss and loss adjustment expenses, net	3,427	4,501	32
Policy acquisitions costs	2,998	2,974	3
Other underwriting and operating expenses	722	519	43

Total expenses	7,147	7,994	78

Income before income taxes	8,632	6,891	88
Federal income tax expense	2,923	2,340	30

Net income from discontinued operations	$5,709	$4,551	$58

2007
(In thousands)

Assets of Discontinued Operations:
Debt securities available for sale, at fair value	$13,011
Accrued investment income	117
Premiums and agents receivable, net	278
Reinsurance recoverables on
Paid losses	1
Unpaid losses	190
Other assets	679

Total assets	$14,276

Liabilities of Discontinued Operations:
Unpaid losses and loss adjustment expenses	$1,639
Unearned premiums	3,391
Amounts due to reinsurers	8
Accrued expenses and other liabilities	223
Premiums in advance	2,994
Amounts withheld for others	30

Total liabilities	$8,285

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

Investments

All of the Company’s securities have been classified as available-for-sale at December 31, 2007 and 2006. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of deferred taxes. The mortgage-backed and asset-backed portfolio investment income is recorded considering expected cash flows adjusted for changes in assumptions utilizing the retrospective method; prepayment assumptions are based on market expectations. Other investments is an investment in a limited partnership which is accounted for under the cost method.

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

Premiums and Agents Balances Receivable

The majority of the premiums written are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. The Company establishes an allowance for doubtful accounts for its premiums and agents balances receivable based on specific credit exposures, prior experience and the days outstanding of the premiums and agents balances receivable. The premiums and agents balances receivable is net of an allowance of $952,000 and $900,000 as of December 31, 2007 and 2006, respectively.

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and is composed of real estate (the Company’s head office), office improvements and equipment. Depreciation is computed using the straight-line method over 39 years for the real estate property and 15 years for office improvements and fixtures and using an accelerated method over 5 years for equipment. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. The following table summarizes property and equipment as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in thousands)

Land	$630	$630
Building	3,342	3,342
Computer equipment	3,495	1,491
Furniture and fixtures	894	469
Leasehold Improvements	1,199	834
Office equipment	982	415
Automobiles	164	164

	10,706	7,345
Accumulated depreciation and amortization	4,963	1,399

Property and equipment, net	$5,743	$5,946

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

Stock-Based Compensation

The Company uses the fair-value-based measurement method to account for all stock-based employee compensation plans in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). For stock options and restricted stock, the Company recognizes compensation expense equal to the fair value of the options or restricted stock on the grant date. The compensation expense, net of deferred taxes, is recognized on a straight-line basis over the vesting period, adjusted for an estimated forfeiture rate.

Revenue Recognition

Premiums, net of reinsurance, are earned and recognized as revenue ratably over the periods of the policies. Unearned premium reserves represent the portion of premiums written applicable to the unexpired terms of policies in-force, and are computed on the monthly pro rata basis.

Premium deficiency reserves are required for the amount of the anticipated losses, LAE, commissions and other acquisition costs and maintenance costs not previously expensed and in excess of the recorded unearned premiums and anticipated investment income. The Company recorded a premium deficiency reserve of $543,000, $0 and $0 for 2007, 2006 and 2005, respectively.

Commission revenue is recognized as income at the later of the invoice date or the policy effective date. Adjustments to commissions resulting from cancellation or modifications are recorded at the time of their occurrence. Deferred commission income relates to premiums that are invoiced for policies that were not effective at year end.

Policy fees, installment fees and other service fees are earned over the life of the related policies.

Premium finance interest and charges are recognized over the contract term under the interest method.

Segment Reporting

The Company manages its operations through four reportable segments: commercial insurance lines, personal insurance lines, administrative services and agency services. Segment operations are addressed in Note 21.

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

Significant accounts which are dependent upon management’s estimates include losses and loss adjustment expense reserves, federal income tax expense, other-than-temporary impairment of investments, fair value of net assets acquired, and reinsurance recoverables.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to the adoption. Based on our current use of fair value measurements, the adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company did not elect to measure any new instruments at fair value under SFAS No. 159, therefore the results of operations or financial position were not impacted.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) which clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective January 1, 2007.

5.	Goodwill

Goodwill by line of business at December 31, 2007 was as follows:

	Commercial	Personal	Agency	Administrative
	Lines	Lines	Services	Services

January 1, 2007	—	—	—	—
Capital City Acquisition	11,550	—	—	—

December 31, 2007	$11,550	$—	$—	$—

Goodwill at December 31, 2007 resulted from the acquisition of the Capital City entities. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis as of October 1st each year or whenever events or changes in circumstances indicate

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

that the carrying value may not be recoverable. At December 31, 2007 all of the Capital City goodwill has been allocated to the commercial lines segment until finalization of the purchase price allocation, which is expected to occur in the first half of 2008.

6.	Investments

The cost or amortized cost, gross unrealized gains and losses and fair value of investments available for sale at December 31, 2007 and 2006, are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2007
U.S. government and agency securities	$14,454	$623	$—	$15,077
Foreign government securities	304	3	—	307
Corporate bonds	38,659	319	462	38,516
Municipal securities	67,012	1,385	4	68,393
Mortgage-backed securities	65,526	990	331	66,185
Asset-backed securities	12,229	58	84	12,203

Total debt securities	198,184	3,378	881	200,681
Common stocks	3,335	20	301	3,054
Preferred stocks	1,000	37	—	1,037

Total	$202,519	$3,435	$1,182	$204,772

December 31, 2006
U.S. government and agency securities	$30,684	$142	$300	$30,526
Foreign government securities	308	—	8	300
Corporate bonds	30,087	35	701	29,421
Municipal securities	7,003	34	2	7,035
Mortgage-backed securities	33,058	112	810	32,360
Asset-backed securities	7,771	10	89	7,692

Total debt securities	108,911	333	1,910	107,334
Common stocks	9,302	2,123	49	11,376

Total	$118,213	$2,456	$1,959	$118,710

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Change in net unrealized gains (losses) on investments for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(Dollars in thousands)

Net unrealized gains (losses) at beginning of year	$328	$(659)	$9
Increase in net unrealized gains (losses):
Debt securities	4,074	742	(1,422)
Preferred stock	37	—	—
Common stock	(2,355)	754	411
Net (increase) decrease in deferred federal income tax expense	(601)	(509)	343

Increase (decrease) in net unrealized gains, net of deferred taxes	1,155	987	(668)

Net unrealized gains (losses) from continuing operations at end of year	1,483	328	(659)

Unrealized gains from discontinued operations at end of year net of increase in deferred federal income taxes of ($32)	76	—	—

Total net unrealized gains (losses) at end of year	$1,559	$328	$(659)

The following table provides the fair value and gross unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006. In 2007, the Company wrote down one impaired investment for a loss of $11,000. No investments were impaired in 2006 or 2005.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

December 31, 2007
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Foreign government securities	—	—	—	—	—	—
Corporate bonds	2,620	29	17,503	433	20,123	462
Municipal securities	3,002	4	—	—	3,002	4
Mortgage-backed securities	1,737	6	17,628	325	19,365	331
Asset-backed securities	974	61	2,256	23	3,230	84

Total debt securities	$8,333	$100	$37,387	$781	$45,720	$881

Equity securities	$2,442	$301	$—	$—	$2,442	$301

December 31, 2006
U.S. government and agency securities	$2,062	$6	$16,670	$294	$18,732	$300
Foreign government securities	—	—	299	9	299	9
Corporate bonds	3,416	25	22,272	675	25,688	700
Municipal securities	1,426	2	—	—	1,426	2
Mortgage-backed securities	1,164	5	26,248	805	27,412	810
Asset-backed securities	73	—	6,007	89	6,080	89

Total debt securities	$8,141	$38	$71,496	$1,872	$79,637	$1,910

Equity securities	$761	$44	$40	$5	$801	$49

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, the Company had 296 debt securities and 66 equity securities that were in an unrealized loss position deemed to be temporarily impaired. The debt securities all had unrealized losses of less than 7% except for 16 securities with a combined fair value of approximately $1,625,000 and unrealized losses of $213,000. The equity securities all had unrealized losses of less than 15% except for 13 securities with a combined fair value of $612,000 and unrealized losses of $171,000. Two hundred forty-nine of the debt securities have had unrealized losses for longer than one year. None of the equity securities were in an unrealized loss position for greater than one year.

At December 31, 2006, the Company had 517 debt securities and 16 equity securities that were in an unrealized loss position deemed to be temporarily impaired. The debt securities all had unrealized losses of less than 6% except for 7 securities with a combined fair value of approximately $2,436,000, none of which had an unrealized loss greater than 9%. The equity securities all had unrealized losses of less than 10% except for 2 securities with a combined fair value of $43,000. Neither of these 2 equity securities had unrealized losses that exceeded 20%. Four hundred fifty-one of the debt securities and one of the equity securities have had unrealized losses for longer than one year.

Positive evidence considered in reaching the Company’s conclusion that the investments with unrealized loss positions are not other-than-temporarily impaired at December 31, 2007 and 2006 consisted of: 1) there were no specific events which caused concerns; 2) there were no past due interest payments; 3) the Company’s ability and intent to retain the investment for a sufficient amount of time to allow an anticipated recovery in value; and 4) the Company also determined that the changes in market value of the debt securities were considered normal in relation to overall fluctuations in interest rates.

Recently, the U.S. secondary mortgage market has experienced disruptions resulting from credit quality deterioration in a significant portion of loans originated, primarily to non-prime and sub-prime borrowers. Our investment portfolio includes investments in mortgage-backed and asset-backed securities. As of December 31, 2007, mortgage and asset-backed securities constituted approximately 28.8% of our fixed income portfolio. Only a small portion of these securities are secured by sub-prime mortgage collateral. These securities are adequately collateralized, AAA rated investment quality that we currently expect will continue to perform.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due within one year	$7,380	$7,369
Due after one year through five years	51,640	52,496
Due after five years through ten years	51,021	51,936
Due after ten years	10,388	10,492
Mortgage-backed securities	65,526	66,185
Asset-backed securities	12,229	12,203

Total debt securities	$198,184	$200,681

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net investment income for years ended December 31, 2007, 2006 and 2005 follow:

	2007	2006	2005
	(Dollars in thousands)

Interest income from
Debt securities	$6,900	$4,014	$3,707
Cash and cash equivalents	2,274	2,014	556
Dividends from
Common stocks	206	177	152

Total investment income	9,380	6,205	4,415
Less investment expenses	704	474	550

Net investment income	$8,676	$5,731	$3,865

Gross proceeds from securities sold at the discretion of the Company and the related gross gains or gross losses for the years ended December 31, 2007, 2006 and 2005 are presented in the following table.

	2007	2006	2005
	(Dollars in thousands)

Proceeds from discretionary sales of debt securities	$34,855	$29,313	$35,334
Related realized gains	223	88	115
Related realized losses	158	565	619
Proceeds from discretionary sales of equity securities	19,799	4,582	4,203
Related realized gains	3,838	704	571
Related realized losses	583	244	223

At December 31, 2007 and 2006, a combination of cash and securities with carrying values of $14,726,000 and $11,316,000, respectively, were on deposit with banks as security for reinsurance arrangements and for regulatory compliance, including $200,000 of restricted cash in 2007 and 2006.

7.	Fair Value of Financial Instruments

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

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007(1)	2006	2005
	(Dollars in thousands)

Balance from continuing operations, beginning of period	$8,295	$9,578	$9,793
Additions from continuing operations	27,145	17,365	21,149
Additions from discontinued operations	—	3,527	133
Amortization from continuing operations	(21,709)	(18,648)	(21,494)
Amortization from discontinued operations	—	(2,974)	(3)

Balance, end of period	$13,731	$8,848	$9,578

(1)	Discontinued operations are excluded from the 2007 column, because the effects of discontinued operations are excluded from year end 2007 deferred acquisition cost balance. As a result, the beginning of the period balance for 2007 was also reduced by $553,000.

9.	Liability for Unpaid Losses and LAE

The Company regularly updates its reserve estimates as new information becomes available and events occur that may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in the results of operations in the year such changes are determined to be needed and recorded. Activity in the reserves for losses and loss adjustment expenses for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005

Balance, beginning of period from continued operations	$89,755	$117,758	$96,561
Balance, beginning of a period from discontinued operations		20
Liability for losses and LAE assumed	94,474	—	—
Less reinsurance recoverables	33,321	60,022	36,544
Less reinsurance recoverables acquired	29,816	—	—
Less net loss and LAE of discontinued operations	1,592	12	—

Net balance	119,500	57,744	60,017

Incurred related to
Current year from continued operations	50,238	33,367	49,406
Current year from discontinued operations	—	4,502	32
Prior years from continued operations-North Pointe(1)	3,449	(2,492)	(5,435)
Prior years from continued operations-Capital City(1)(3)	(139)	—	—
Prior years from discontinued operations	—	(2)

Total incurred	53,548	35,375	44,003

Paid related to
Current year from continued operations	19,766	11,994	23,923
Current year from discontinued operations	—	2,911	24
Prior years from continued operations	32,159	21,775	22,329
Prior years from discontinued operations	—	5

Total paid	51,925	36,685	46,276

Net balance, end of period	121,123	56,434	57,744
Plus reinsurance recoverables, excluding Citizens assessment(2)	51,141	33,321	60,034

Balance, end of period	$172,264	$89,755	$117,778

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	Incurred related to prior years includes $372,000 favorable development related to discontinued operations and $3,682,000 unfavorable development from continuing operations for 2007. Discontinued operations are excluded from the 2007 column.

(2)	For the purpose of comparability, at December 31, 2005 the Citizens assessment of $5,955,000 is excluded from the reinsurance recoverable amounts in the above summary (See Note 16).

(3)	Incurred for prior years includes is based on six months of development for reserves assumed in purchase.

Management believes the estimate of the ultimate liability for losses and LAE at December 31, 2007 is reasonable and reflective of anticipated ultimate experience. However, due to the uncertainty inherent in estimating such liabilities, it is reasonably possible that the ultimate settlement of the losses and the related loss adjustment expenses may vary significantly from the estimated amounts included in the accompanying financial statements.

The $3,310,000 adverse development in 2007 was primarily attributable to $1,562,000 deficiencies from the Florida small business lines of business, $1,143,000 deficiencies from restaurant, bar and tavern (“RBT”) and bowling center lines of business, and $958,000 deficiencies from the commercial automobile lines of business. The deficiencies in the Florida small business lines and commercial automobile lines of business were primarily attributable to the 2004 to 2006 accident years. The deficiencies in the RBT and bowling lines of business were primarily attributable to the 2005 and 2006 accident years.

The $2,494,000 favorable development in 2006 was primarily attributable to $6,560,000 of redundancies from the RBT and bowling center lines of business primarily attributable to the 2002 to 2005 accident years. The redundancies in RBT and bowling lines was offset by $1,779,000 and $3,004,000 of deficiencies in personal automobile and commercial multi-peril coverages in the Florida small business lines of business, respectively. The deficiencies in the personal auto and the Florida small business lines were primarily attributable to the 2001 to 2005 accident years.

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

10.	Reinsurance

Substantially all of the Company’s reinsurance agreements are excess of loss programs. For the year ended December 31, 2007, the Company’s retention was $500,000 in the commercial and Midwest homeowners lines of business, $500,000 in the Florida homeowners lines of business, and $600,000 in the commercial casualty lines of business. In 2006 and 2005, the Company’s retention was $250,000 in the commercial and Midwest homeowners lines of business and $500,000 in the Florida homeowners line of business. In general, the limits on the primary reinsurance agreements coincide with limits offered under the Company’s insurance programs which did not exceed $5,000,000 for commercial and Midwest homeowners, $2,000,000 in Florida homeowners, and $1,000,000 in commercial casualty in 2007. The limits on the primary multi-line reinsurance agreement for 2006 and 2005

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

coincide with the limits offered under the Company’s insurance programs which did not exceed $1,000,000. The Company obtains additional reinsurance on a policy-by-policy basis for coverage limits that exceed the primary reinsurance treaty’s limits. The Company carried no reinsurance on its commercial and personal automobile physical damage coverages.

For the year ended December 31, 2007, the Company’s commercial and Midwest homeowners catastrophe reinsurance agreements provide 100% coverage for up to $20,000,000 in losses in excess of $5,000,000 retention. For the year ended December 31, 2006, the Company’s commercial and Midwest homeowners catastrophe reinsurance agreements provide 100% coverage for up to $22,000,000 in losses in excess of $8,000,000 retention. For the years ended December 31, 2005, the Company carried catastrophe reinsurance coverage to cover losses up to $60,000,000 subject to retention of $3,000,000 for the commercial, Midwest homeowners and personal automobile lines of business. For the catastrophe reinsurance contracts that expired in 2005, the Company was subject to various participation percentages within certain layers of reinsurance.

For 2007, the Company’s catastrophe reinsurance coverage for the Florida homeowners program relied heavily on the Florida Hurricane Catastrophe fund, of FHCF, which is a state sponsored reinsurance program. The FHCF provides 90% coverage for up to approximately $83,000 of losses in excess of an approximate $29,000 retention in the “FHCF Main Layer,” and 90% coverage for approximately $64,000 in losses in excess of an approximate $112,000 in the “FHCF TICL Layer.”

For 2006, the Company’s catastrophe reinsurance coverage for the Florida homeowners program relied heavily upon FHCF. In addition, the Company obtained private catastrophe reinsurance to provide additional coverage above the FHCF limit and to cover some of the retention inherent in the FHCF agreements. The FHCF provides North Pointe Casualty 90% coverage for up to approximately $10,700,000 of losses in excess of an approximate $3,400,000 retention. The private reinsurance provides 91.5% coverage for up to $4,000,000 in losses in excess of a $10,000,000 retention and provides 100% coverage for up to $13,000,000 in losses in excess of a $14,000,000 retention.

For 2005, the Company’s catastrophe reinsurance coverage for the Florida homeowners program had a limit of $139,000,000, subject to retention of $3,000,000 and a 1.25% participation in losses between $64,000,000 and $104,000,000, in 2005. These reinsurance arrangements help to reduce the Company’s losses arising from large risks or from hazards of an unusual nature.

For the years ended December 31, 2007 and 2006 the Company carried clash reinsurance coverage up to $6,000,000 in losses in excess of a $1,000,000. For the year ended December 31, 2005, the Company carried clash reinsurance coverage equal to $4,000,000 in losses in excess of a $1,000,000 retention.

The Company experienced no catastrophic events in 2007 or 2006. The Company experienced one event subject to the catastrophe reinsurance contracts from Hurricane Wilma that occurred in Florida in 2005.

For the year Ended December 31, 2007, the North Pointe Insurance workers compensation reinsurance agreement provided coverage for $15,000,000 with a $1,000,000 retention. The Capital City Insurance workers compensation reinsurance agreement provided coverage for $20,000,000 with a $2,000,000 retention.

On November 1, 2007, the Company purchased a lawyers professional liability excess of loss reinsurance treaty. The lawyers professional liability agreement provides coverage up to $4,000,000 excess of loss with a $500,000 retention.

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

Management believes that all amounts due from reinsurers as of December 31, 2007 and 2006 are recoverable. As of December 31, 2007, the Company had no significant disputes with its reinsurers.

The following table represents the effect of such reinsurance transactions on premiums and loss and LAE:

	Direct	Assumed	Ceded	Net
	(Dollars in thousands)

2007
Premiums written	$115,666	$3,658	$11,916	$107,408
Premiums earned	106,684	3,102	15,607	94,179
Losses and LAE incurred	67,002	3,304	16,758	53,548
Losses and LAE reserves	164,606	7,658	51,141	121,123
Unearned premium reserves	62,287	1,022	7,770	55,539
2006
Premiums written	$90,175	$10	$29,058	$61,127
Premiums earned	95,625	27	29,001	66,651
Losses and LAE incurred	47,193	(340)	15,979	30,874
Losses and LAE reserves	88,030	1,725	33,321	56,434
Unearned premium reserves	42,315	5	11,881	30,439
2005
Premiums written	$110,409	$613	$24,943	$86,079
Premiums earned	108,363	1,288	24,942	84,709
Losses and LAE incurred	101,435	(735)	56,729	43,971
Losses and LAE reserves	115,059	2,719	60,034	57,744
Unearned premium reserves	44,679	22	7,424	37,277

Amounts due from reinsurers, including those related to losses and LAE and prepaid reinsurance premiums, for which the Company is contingently liable, consist of the following as of December 31:

	2007	2006
	(Dollars in thousands)

Paid losses and LAE	$5,337	$4,168
Unpaid losses and LAE	51,141	33,321
Prepaid reinsurance premiums	7,770	11,881

Amounts due from reinsurers	$64,248	$49,370

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company had reinsurance recoverables from the following reinsurers as of December 31:

	2007	2006
	(Dollars in thousands)

General Reinsurance	$16,864	$3,123
National Workers Compensation Reinsurance Pool	14,591	—
Swiss Reinsurance American Corporation	8,583	17,119
MCCA	5,379	7,589
Platinum Reinsurance Company	4,779	4,702
TOA Reinsurance Company of America	4,682	1
National Flood Insurance Program	1,486	9
Folksamerica Reinsurance Company	1,480	3,494
Munich Reinsurance America, Inc.	1,220	45
Lloyd’s Syndicate Number 4472	1,043	—
All other	4,141	13,288

Total reinsurance recoverables	$64,248	$49,370

11.	Federal Income Taxes

The provisions for federal income taxes from continuing operations for the year ended December 31, 2007, 2006 and 2005 consist of the following:

	2007	2006	2005
	(Dollars in thousands)

Current tax (benefit) expense	$(543)	$(365)	$1,601
Deferred tax expense (benefit) relating to
NOL carryforwards	326	358	401
Other deferred tax balances	1,972	17	(5)

Total provision for income tax	$1,755	$10	$1,997

The effective tax rate of 27.5%, 7.4% and 34.5% for the years ended December 31, 2007, 2006 and 2005, respectively, is different than the amount computed at the statutory federal rate of 34.0%. The reasons for such differences and the related tax effects are as follows:

	2007	2006	2005
	(Dollars in thousands)

Tax provision at statutory rate 34.0%	$2,166	$46	$1,968
Tax effect of
Dividend received deduction	(42)	(36)	(30)
Tax-exempt interest	(356)	—	—
Other, net	(13)	—	59

Total provision for income tax	$1,755	$10	$1,997

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)

Deferred federal income tax assets
Losses and loss adjustment expenses	$5,239	$2,214
Unearned premiums	3,898	2,483
Net operating loss carryforwards	1,945	2,271
Premiums receivable	251	323
Lease obligation	74	120
Intangible asset	272	306
Accrued assessments	1,772	—
Other	1,463	544

Total deferred tax assets	14,914	8,261

Deferred federal income tax liabilities
Deferred policy acquisition costs	4,668	3,008
Net unrealized gains on investments	767	169
Other	104	23

Total deferred tax liabilities	5,539	3,200

Net deferred federal income tax assets	$9,375	$5,061

At December 31, 2007, the Company had net operating loss (NOL) carryforwards of $5,721,000 available to offset future taxable income. These NOL carryforwards are limited by federal tax regulations to offset taxable income by $960,000 annually in years 2008 through 2010, $922,000 for the year 2011, $909,000 for the year 2012, $869,000 for the year 2013 and $20,000 in years 2014 through 2020.

The following table presents the origination and expiration year of the unrealized NOL carryforwards as of December 31, 2007:

NOL Carryforwards	Year Originated	Year of Expiration
	(Dollars in thousands)

$163	1997	2011
472	1999	2018
1,393	2000	2019
3,693	2001	2020

$5,721

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no effect on the Company’s retained earnings as a result of adopting FIN 48.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company reconciled the unrecognized tax benefit between January 1, 2007 and December 31, 2007, as follows:

Gross unrecognized tax benefit (“FIN 48 liability”) at January 1, 2007	$163
Gross increase in unrecognized tax positions related to prior years	$2,857
Gross decrease in unrecognized tax positions related to prior years	$(38)
Gross increase in unrecognized tax positions related to current year	$—
Gross decrease in unrecognized tax positions related to current year	$(1,122)
Gross decrease in unrecognized tax positions for lapse of statute of limitations	$(28)
Gross decrease for settlements of tax positions	$—

Gross unrecognized tax benefit at December 31, 2007	$1,832

The FIN 48 liability is carried in accrued expenses and other liabilities in the consolidated balance sheet at December 31, 2007. As of January 1, 2007, the entire $163,000 balance would affect the effective tax rate, if recognized. As of December 31, 2007, $96,000 would affect the effective tax rate and $20,000 would affect goodwill, if recognized.

The $2,857,000 gross increase of unrecognized tax benefits related to prior years relates to the purchase of Capital City. Upon purchase, the Company assumed $2,857,000 of unrecognized tax benefits comprised predominately of items which are certain as to the deduction, but uncertain as to the timing.

Although no penalties are accrued, if incurred, they would be recognized as a component of other underwriting and operating expenses in the consolidated statements of income. Interest expense associated with unrecognized tax benefits is recorded as interest expense in the consolidated statements of income. For the current year, the Company accrued $50,000 of interest expense. The accrued interest payable was $50,000 at December 31, 2007.

The Company and its subsidiaries file a U.S. consolidated income tax return and file tax returns in various state jurisdictions. For U.S. federal tax purposes, years subsequent to 2003 are open and the Company can be audited. The Company is not currently under examination, nor is it aware of any pending examination. Capital City, which was acquired in 2007, is currently under federal audit for the 2002 through 2005 tax years. Capital City is currently appealing the findings of the examination team. The Company currently carries a net operating loss generated in years for which the statute has closed. However, it is possible the IRS could adjust this tax attribute in the years the losses were generated and in subsequent years. The Company’s material state tax jurisdictions include Florida, Michigan, and South Carolina for which the years subsequent to 2002 are open and can be audited by the state examining authorities. The Company is not under audit, nor is it aware of any pending examinations by any state jurisdictions.

At this time, the Company estimates that an immaterial amount of unrecognized tax benefits will reverse in the next twelve months for statute expiration. Furthermore, the Company estimates $1,735,000 of unrecognized tax benefits attributable to certain Capital City accrued expenses are expected to reverse due to settlement with the IRS.

12.	Shareholders’ Equity

Common Stock

In August 2006, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s outstanding common stock. Under this program, repurchases may be made from time to time in the open market at prevailing market prices or through privately negotiated transactions in accordance with the Rule 10b5-1 under the Securities Exchange Act of 1934. The repurchase program has a twenty-four month time limit, and the timing and actual number of shares to be repurchased will depend on a variety of factors, including corporate and regulatory requirements, price, and other market conditions. During the year ended December 31,

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2007, the Company had repurchased 209,000 shares of common stock and approximately $2,875,000 of shares may yet be purchased under the program. Prior to 2007, no shares had been repurchased under this program.

On June 5, 2007, the Company granted a restricted stock award to non-employee directors amounting to 6,000 shares and having a fair value of $67,000.

On June 22, 2006, the Company granted a restricted stock award to non-employee directors amounting to 6,000 shares and having a fair value of $48,000.

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

Preferred Stock

On September 23, 2005, in conjunction with the initial public offering, the Company filed its second amended and restated articles of incorporation, which retired its authorized but unissued redeemable cumulative convertible preferred stock and authorized 5,000,000 of a new class of preferred stock with no par value. The newly authorized preferred stock currently does not have any defined preferences or rights. There were no preferred shares issued or outstanding at December 31, 2007 or 2006.

13.	Stock — Based Compensation

Stock Options

On June 5, 2007 and September 12, 2007, certain employees were granted options to purchase up to 25,000 and 245,000 shares, respectively, of the Company’s common stock for $11.11 and $10.86, respectively, subject to vesting as described below. The options become exercisable in equal 20% installments on each anniversary of the grant date, commencing with the first anniversary thereof. The options expire on the tenth anniversary of the grant date or 90 days following termination of employment, whichever occurs first.

On November 27, 2006, certain employees were granted options to purchase up to 95,000 shares of the Company’s common stock for $10.50, subject to vesting as described below. The options become exercisable in equal 20% installments on each anniversary of the grant date, commencing with the first anniversary thereof. The options expire on the tenth anniversary of the grant date or 90 days following termination of employment, whichever occurs first.

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

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model and employing the following assumptions on options granted in 2007, 2006 and 2005:

	Stock Option Assumptions Granted on
	September 12,	June 5,	November 27,	September 28,
	2007	2007	2006	2005

Fair value of the underlying common stock	$10.86/share	$11.11/share	$10.50/share	$12.00/share
Weighted average life of options	6.5 years	6.5 years	6.5 years	6.5 years
Risk-free interest rate	4.11%	4.95%	4.46%	4.13%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average volatility assumption	27.60%	41.10%	28.20%	30.20%
Weighted average grant date fair value of options granted	$4.08	$5.51	$4.08	$4.76

The following is a summary of the Company’s stock option activity for the years ended December 31:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual Term

2007
Outstanding — beginning of year	472,500	$11.70
Granted	270,000	$10.88
Forfeited	30,000	$12.00

Outstanding — end of year	712,500	$11.38	8.64

Exercisable at end of year	158,000	$11.82	7.89

2006
Outstanding — beginning of year	402,500	$12.00
Granted	95,000	$10.50
Forfeited	25,000	$12.00

Outstanding — end of year	472,500	$11.70	8.98

Exercisable at end of year	75,500	$12.00	8.74

2005
Outstanding — beginning of year	—	$—
Granted	402,500	$12.00
Forfeited	—	$—

Outstanding — end of year	402,500	$12.00	9.75

Exercisable at end of year	—	$—	—

For the year ended December 31, 2007, 2006 and 2005, the Company recognized $548,000, $327,000 and $81,000, respectively, of compensation expense and $165,000, $111,000 and $28,000, respectively, of associated deferred tax benefit, related to the vesting of stock options. A total of $1,980,000 of compensation expense for unvested stock options will be recognized on a straight-line basis over the remainder of the five-year vesting period, which assumes an estimated annual forfeiture rate of 2.2%.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

No stock options were awarded prior to September 28, 2005 and no options had expired or been exercised as of December 31, 2006 or 2005. As of December 31, 2007, 55,000 stock options had been forfeited. Upon the exercise of an option award, the Company would expect to issue new shares to satisfy its obligation to deliver such shares.

Restricted Stock

On June 5, 2007, the Company granted 6,000 restricted shares of the Company’s common stock (1,000 shares to each of the six non-employee directors) having a market value of $11.11 per share. The restricted shares vest on the second anniversary of the grant date, provided the director is still serving as a director of the Company on such date. In 2007, the Company recognized $20,000 of compensation expense related to the restricted stock. A total of $47,000 of compensation expense for the unvested restricted stock will be recognized on a straight-line basis for the remainder of the two-year vesting period. Non-vested restricted shares are forfeited upon termination of the director’s position.

On June 22, 2006, the Company granted 6,000 restricted shares of the Company’s common stock (1,000 shares to each of the six non-employee directors) having a market value of $7.95 per share. The restricted shares vest on the second anniversary of the grant date, provided the director is still serving as a director of the Company on such date. In 2007 and 2006, the Company recognized $24,000 and $12,000, respectively, of compensation expense related to the restricted stock. A total of $12,000 of compensation expense for the unvested restricted stock will be recognized on a straight-line basis for the remainder of the two-year vesting period. Non-vested restricted shares are forfeited upon termination of the director’s position.

On September 28, 2005, the Company awarded one employee 2,500 shares of restricted stock, having a market value of $12.00 per share. The vesting requirements relating to this restricted stock grant are the same as those applicable to the stock options granted on the same date. In 2007, 2006 and 2005, the Company recognized $6,000, $6,000 and $2,000, respectively, of compensation expense related to the restricted stock. A total of $16,000 of compensation expense for unvested restricted stock will be recognized on a straight-line basis over the remainder of the five-year vesting period.

14.	Debt

Senior Credit Facility

On July 2, 2007, the Company entered into Amendment Number 2 to the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Comerica Bank (“Comerica”), as agent. This Credit Agreement expires July 1, 2010 and provides a revolving credit line of $35,000,000. At December 31, 2007, there was an outstanding balance of $21.3 million on the revolving credit line bearing interest of 6.41%.

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

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Credit Agreement requires that the Company comply with various financial and other covenants, including requirements that it maintain an A.M Best rating of no less than “B+” for certain of its insurance company subsidiaries, and that the Company maintain the following financial ratios for each insurance company subsidiary including the Cap City acquired entities:

•	adjusted capital and surplus will be in excess of 275% of authorized control level risk-based capital as of each fiscal year end;

•	there shall be no more than four IRIS calculations that result in unusual values at each fiscal year end;

•	the ratio of net premiums written to statutory capital and surplus will not exceed more than 4.0 to 1.0 in the case of North Pointe Casualty Insurance Company, 2.5 to 1.0 in the case of North Pointe Insurance Company, and 2.5 to 1.0 in the case of Capital City Insurance Company; and

•	the ratio of gross premiums written to statutory surplus will not exceed more than 10.0 to 1.0 in the case of North Pointe Casualty Insurance Company, 3.0 to 1.0 in the case of North Pointe Insurance Company and 3.0 to 1.0 in the case of Capital City Insurance Company.

The Credit Agreement contains negative covenants restricting the Company’s ability to, among other things, enter into a merger or consolidation, sell, lease or otherwise dispose of its assets, acquire the stock or assets of another entity or declare or pay any dividends, guaranty the obligations of a third party, incur indebtedness, and make certain investments. As of December 31, 2007, the Company was in compliance with all of its covenants.

Trust Preferred Securities

On February 22, 2006, the Company issued $20,000,000 of 30-year, mandatorily redeemable trust preferred securities (the “Trust Preferreds”) through a newly-formed unconsolidated wholly-owned subsidiary, NP Capital Trust I (“NP Trust”).

The Trust Preferreds mature on March 15, 2036, but may be redeemed at the Company’s option beginning March 15, 2011. The Trust Preferreds require quarterly distributions at a fixed rate of 8.70% per annum for five years, and thereafter at a variable rate, reset quarterly, equal to the three-month LIBOR rate plus 3.64%. Distributions are cumulative and will accrue from the date of the original issuance, but may be deferred for up to 20 consecutive quarterly periods.

The proceeds of the Trust Preferreds received by NP Trust, along with proceeds of $620,000 paid by the Company to NP Trust from the issuance of common securities by NP Trust to the Company, were used to purchase $20,620,000 of the Company’s junior subordinated debt securities under terms which mirror those of the Trust Preferreds. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN No. 46(R)), the Company has not consolidated NP Trust. The Company is a sponsor of the Trust Preferreds and as defined in FIN No. 46(R) and should not consolidate conventional trust preferred securities even if the sponsor’s debt obligation, held by the trust as an asset, is callable by the sponsor.

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

The Company assumed the following additional trust preferred securities as part of the Capital City acquisition:

•	9.62% $2,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust I — These debentures mature in December 2032. These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after December 4, 2007. This debenture was paid in full on February 29, 2008 upon exercising the redemption option.

•	9.66% $6,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust II) — These debentures mature in May 2033. These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after May 15, 2008.

•	9.49% $2,000,000 Trust preferred securities (Capital City Insurance Company, S.C. Statutory Trust III — These debentures mature in June 2034. These debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 17, 2009.

Mortgage Debt Obligation

On August 18, 2005, the Company assumed the mortgage on the office building in Southfield, Michigan after acquiring Northwest Zodiac. The mortgage loan terms include monthly principal and interest payments of $22,000 and a balloon payment of $1,899,000 due in June 2011. As of December 31, 2007, the mortgage debt obligation had an outstanding balance of $2,388,000.

Maturities of outstanding debt at December 31, 2007 are as follows:

Year	Amount
(Dollars in thousands)

2008	$130
2009	137
2010	21,425
2011	1,975
2012 and thereafter	30,620

Total debt	$54,287

15.	Commitments and Contingent Liabilities

The Company occupies office space in Illinois and Florida under noncancelable operating leases with independent landlords. At December 31, 2007, future minimum lease payments were as follows:

	Minimum	Minimum
	Lease	Sublease	Net Future
Year Ended	Commitments	Revenue	Commitments
	(Dollars in thousands)

2008	$1,736	$(159)	$1,577
2009	1,423	(109)	1,314
2010	650	(5)	645
2011	151	(3)	148
2012	33	—	33

	$3,993	$(276)	$3,717

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Lease expense was $1,588,000, $667,000, and $663,000 in 2007, 2006, and 2005, respectively. Sublease rental income was $252,000, $221,000 and $224,000 in 2007, 2006, and 2005, respectively.

In addition to the lease commitments, the Company has committed to a junior subordinated debt agreement, a senior credit facility, unpaid loss and loss adjustment expenses, and investments in a limited partnership. The junior subordinated debt agreement requires one $20,620,000 principal payment in 2036 and $448,000 quarterly interest payments. The senior credit facility provides for a revolving credit line in the aggregate amount of $35,000,000 maturing on July 1, 2010. The balance on the revolving credit line as of December 31, 2007 was $21,279,000. The Company is also obligated to pay a facility fee on any used portion of the revolving credit line which are due during the term of the revolving credit line. At December 31, 2007 the credit facility fee on the revolving credit line was 0.25%. The gross unpaid loss and loss adjustment expense of $172,264,000 were estimated to be paid over a five-year period based on historical payment patterns. However, future payments may be different than historical payment patterns. The Company contributed $1,152,000, $536,000 and $500,000 to a limited partnership in 2007, 2006 and 2005, respectively and is committed to make additional investments up to $759,000 any time through June 2010.

The Company is also subject to assessments imposed by the Citizens Property Insurance Corporation (“Citizens”), and the Florida Insurance Guaranty Association (“FIGA”) which was created by the State of Florida to provide insurance to property owners unable to obtain coverage in the private insurance market. Citizens may impose assessments on insurance companies that write business in Florida to cover deficits, particularly in the event of significant hurricane losses. (See Note 16)

16.	Guaranty Funds and State Assessments

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

FIGA services Florida policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within the insolvent companies, FIGA can assess other property and casualty insurance companies writing in Florida. In 2007, the Company received a regular assessment from FIGA for $750,000. The assessment equaled two percent of the Company’s $37.5 million direct written premiums in the State of Florida for 2006. In 2006, the Company received two assessments (a regular and an emergency) from FIGA, each for $1,361,000. Each assessment equaled two percent of the Company’s $68.1 million direct premiums written in the State of Florida in 2005. The regular assessment was received in the second quarter of 2006 and was paid in July 2006. The emergency assessment was received in the fourth quarter of 2006 and was paid in January 2007. FIGA has publicly proposed increasing the cap on any one year’s regular assessment from two percent to four percent. The 2006 assessments resulted from the liquidation of the POE Financial Insurance Group including Southern Family Insurance Company, Atlantic Preferred Insurance Company and Florida Preferred Property Insurance Company. In the event that carriers become insolvent in any state, including Florida, the Company could be subject to assessments from such states’ guaranty organizations.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In August 2005, the Company was assessed $2,100,000 by Citizens in order to fund a reported $515,000,000 deficit related to the 2004 hurricanes at that time. After reinsurance, the Company expensed its retention of $131,000 plus $78,000 of reinstatement charges, in 2005. In anticipation of an assessment from Citizens, the Company accrued a liability of $6,393,000 and a $5,955,000 reinsurance recoverable as of December 31, 2005. The Company expensed its retention of $438,000 plus $170,000 of reinstatement charges in 2005. At December 31, 2005, the Company accrued for the Citizens’ assessment based on an estimated deficit of $1,700,000,000. In June 2006, the Florida Legislature appropriated $715,000,000 to help offset Citizens’ deficits. During the fourth quarter of 2006, the Company received and paid the actual assessment of $744,000 from Citizens’ that was calculated based on a $163,000,000 deficit. The change in Citizens’ deficit resulted in the Company recognizing income of $417,000 in 2006. In 2007, we did not receive any assessment from Citizens.

The South Carolina Property and Casualty Insurance Guaranty Association (“SCIGA”) services South Carolina policyholders’ claims for companies that become insolvent and are ordered into liquidation. To fund deficits that may exist within the insolvent companies, SCIGA can assess other property and casualty insurance companies writing in South Carolina. In 2007, we received an assessment from SCIGA for $678,000, which was equal to two percent of the Company’s $33.9 million direct premiums written of workers’ compensation business in the state of South Carolina in 2002. The assessment was received and paid in 2007. The assessment resulted from the liquidation of the Legion Insurance Company.

The Company incurred expenses related to guaranty fund assessments of $834,000 (including $862,000 of income attributable to the recoupment of prior Citizens’ and FIGA assessments and expense of $1,428,000 attributable to the current year FIGA and SCIGA assessments), $2,299,000 (including $417,000 of income attributable to the Citizens’ assessment and $2,765,000 attributable to the FIGA assessment), and $953,000 (including $816,000 of expenses attributable to the Citizens’ assessment) in 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006, the Company recorded a liability for guaranty fund assessments of $1,000 (related to an Illinois assessment) and $1,383,000 (attributable to FIGA), respectively.

Florida regulation allows insurance companies to recoup assessments through surcharges to policyholders after an assessment has been imposed and paid. To the extent reinsurers cover the assessment, they are reimbursed from surcharges collected by the Company.

17.	Related Party Transactions

An independent claims adjusting company, wholly-owned by a director of North Pointe Insurance and North Pointe Financial, who is also the father of the Vice President of Claims, provides claims services to the Company. Total fees for these services, which are included in the loss adjustment expenses, were $120,000, $130,000, and $150,000 in 2007, 2006 and 2005, respectively.

In September 2004, the Company sold the renewal rights of approximately 100 liquor liability policies to an insurance company for which the Company has a management services agreement providing all of the accounting, premium collections and claims adjusting and processing. The Company recorded revenues from management services provided to that insurance company of $65,000, $65,000, and $62,500 in 2007, 2006, and 2005, respectively. The Chief Executive Officer and Chief Operating Officer of the Company hold minority ownership interests in that insurance company.

A director of the Company’s board and minority shareholder of the Company was paid $10,000 in 2007 for consulting services relating to a one-time project involving the evaluation of a potential investment by the Company. In 2006 and 2005, this individual was paid $5,000 per month for monitoring and evaluating the investments of and providing investment advisory services to the Company. The Company expensed $10,000 in 2005 for this service which was terminated in February 2005. Beginning in October 2005, this individual was paid $5,000 per month, to assist the Company’s management in reviewing, evaluating and structuring possible future

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

acquisitions. The Company expensed $60,000 and $15,000 in 2006 and 2005 for this service, respectively. This agreement was terminated in December 2006.

The Chief Executive Officer and the Chief Operating Officer were paid $33,000 and $5,000 per quarter, respectively, for their guarantees on the senior debt. The Company expensed $113,000 in 2005. In September 2005, the guarantees were terminated in conjunction with amended senior debt agreements eliminating the requirement for such guarantees.

The Chief Executive Officer owned a minority interest in Northwestern Zodiac, a partnership that owned the Southfield, Michigan office building occupied by the Company. Lease expense of $486,000 in 2005 was attributable to this building. A company wholly-owned by the Chief Operating Officer managed the building. Total fees for these services were $27,000 in 2005. In August 2005, the lease and management agreements were terminated when the Company acquired Northwestern Zodiac (see Note 1).

One of the directors of the Company is a shareholder, vice president and director of a law firm that provides legal services to the Company. The Company incurred legal expenses of $0, $0 and $9,000 in 2007, 2006 and 2005, respectively, for such services.

The son of a director of North Pointe Insurance and North Pointe Financial, who is also the brother of the Vice President of Claims, provides consulting services on a project basis, including the management of the internal controls process, complex high value claims work and other projects as they arise. The consulting services agreement provides for a monthly retainer of $20,000. The Company incurred consulting expenses of $220,000 in 2007 for such services (the December fees of $20,000 were paid in January 2008). The Company incurred $240,000 in 2006 and 2005 for such services.

18.	401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a contributory 401(k) profit-sharing plan. All employees of the Company and its subsidiaries who have completed three months of service and attained the age of 19 are eligible for participation in the plan. Company contributions, other than matching employee contributions up to 4 percent of compensation, are discretionary. Company contributions, including matching contributions, are fully vested after three years.

As of January 1, 2008, the Capital City companies were included in the aforementioned plan. Prior to January 1, 2008, the Capital City contributions, other than matching employee contributions up to an amount equal to 25% of the first 6% of employee’s elective contributions, were discretionary. No contributions in excess of 1.5% of employee compensation were made. All employees of the Capital City companies who have completed three months of service and attained the age of 21 were eligible for participation in the plan. Contributions, including matching contributions, are 20% vested after 2 years of service, with an additional 20% vesting each year until the sixth year of service.

In 2007, 2006 and 2005, the Company expensed $581,000, $398,000 and $500,000, respectively, relating to contributions to this plan.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

19.	Earnings Per Share

Set forth below is the reconciliation between net income and income used to compute earnings per share, and the reconciliation between the number of weighted average shares outstanding for computing basic versus diluted earnings per share for the period ended December 31:

	2007	2006	2005
	(Dollars in thousands, except share data)

Net income from continuing operations	$4,616	$125	$3,792
Net income from discontinued operations	5,709	4,551	58
Weighted average shares outstanding used for basic EPS	9,009,578	9,114,452	6,014,050
Effect of dilutive securities
Restricted stock	6,303	2,064	168

Weighted average shares outstanding used for diluted EPS	9,015,881	9,116,516	6,014,218

Basic earnings per share
Income from continuing operations	$0.51	$0.01	$0.63
Income from discontinued operations	0.63	0.50	0.01
Diluted earnings per share
Income from continuing operations	$0.51	$0.01	$0.63
Income from discontinued operations	0.63	0.50	0.01

As of December 31, 2007, 2006 and 2005, there were outstanding employee stock option awards which could eventually be exercised for up to 712,500, 472,500 and 402,500 shares of common stock, respectively. These potential additional shares outstanding were not included in the diluted earnings per share because they would be anti-dilutive.

Historical earnings per share amounts reflect an 8.49-for-one common stock split which occurred in September 2005.

20.	Statutory Capital and Surplus and Restrictions Thereon

As of December 31, 2007 and 2006, $390,851,000 and $236,842,000, respectively, of the consolidated assets of the Company represent assets of the Company’s insurance operations that are subject to regulation and may not be transferred in the form of dividends, loans or advances. Dividends paid by the Company’s insurance subsidiaries are subject to limitations imposed by the domiciliary states’ insurance codes (the “Codes”). In general, under the Codes, an insurance company may pay dividends only from statutory earnings and capital and surplus. In addition, prior approval is generally required if the fair value of a dividend or distribution together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of statutory capital and surplus as of December 31st of the preceding year or the statutory net income, excluding net realized investment gains, for the immediately preceding calendar year.

North Pointe Insurance may pay dividends of approximately $3,856,000 in 2008 without prior approval. However, the OFIS has the authority to prohibit payment of any dividend. North Pointe Casualty and Capital City Insurance Company may not pay dividends without prior approval in 2008. North Pointe Insurance, North Pointe Casualty and Midfield paid ordinary dividends of $5.0 million, $1.0 million and $3.0 million, respectively, in 2007. North Pointe Insurance declared a $500,000 stock dividend in 2005.

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

The risk-based capital requirements provide for four different levels of regulatory attention, each level providing an increasing degree of regulatory oversight and intervention as an insurance company’s risk based capital declines.

At December 31, 2007 the Company’s insurance subsidiaries had risk-based capital levels in excess of an amount that would require any regulatory intervention.

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

Statutory surplus at December 31, 2007, 2006 and 2005 and statutory net income of the Company’s insurance subsidiaries for the years then ended are as follows (unaudited):

	2007	2006	2005
	(Dollars in thousands)

Statutory capital and surplus
North Pointe Insurance	$38,555	$49,841	$43,861
North Pointe Casualty	19,085	20,734	12,714
Midfield Insurance	6,763	8,199	5,828
Captial City Insurance Company	38,287	—	—
Statutory net income (loss)
North Pointe Insurance	$(1,573)	$2,927	$7,053
North Pointe Casualty	(366)	939	(6,425)
Midfield Insurance	1,560	2,293	617
Captial City Insurance Company	4,524	—	—

In 2007, the Company did not provide capital contributions to any of the insurance entities.

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

North Pointe Casualty recorded an unpaid contribution from its parent as a receivable in its statutory financial statements amounting to $600,000 as of December 31, 2005. This contribution was made to increase North Pointe Casualty’s statutory capital and surplus for regulatory purposes. The FLDFS permitted the receivable from its parent to be recorded as assets on its statutory balance sheet as of December 31, 2005. This accounting differs from the accounting practice promulgated by NAIC Statutory Accounting Practices (“SAP”). Under NAIC SAP, the receivables would not have been recognized as assets and North Pointe Casualty’s statutory capital and surplus would have been lower by $600,000 as of December 31, 2005. There were no unpaid contributions from its parent as of December 31, 2007 or December 31,2006.

21.	Segment Information

The Company evaluates its operations through four operating segments: commercial lines insurance, personal lines insurance, agency services and administrative services. The Company offered property and casualty insurance products in 49, 47, and 34 states in 2007, 2006, and 2005, respectively. Gross premiums written in Florida and Michigan accounted for 36.1% and 15.9%, respectively, of total gross premiums written in 2007, 47.3% and 20.1%, respectively, of total gross premiums written in 2006, and 66.8% and 17.6%, respectively, of total gross premiums written in 2005.

The commercial lines segment covers the hospitality (including liquor liability) and bowling industries, other small commercial accounts (including business owners policies), workers compensation, commercial automobiles and certain other, minor programs.

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

The agency services segment earns commission revenue through the operation of retail insurance agency and wholesale brokerage operations located in the Southeastern United States. The agency operations produce commercial, personal lines, life, and accident and health insurance with more than fifty unaffiliated insurance carriers. The brokerage operations produce commercial insurance with more than twenty unaffiliated insurance carriers.

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

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following are the revenues and income (loss) before federal income tax expense and extraordinary item for the years ended December 31, 2007, 2006 and 2005 by operating segment.

	2007	2006	2005
	(Dollars in thousands)

Total revenues from continuing operations
Commercial lines products
Liability	$45,075	$27,384	$23,720
Property	12,467	7,320	6,299
Commercial multi-peril	1,660	15,932	22,230
Commercial automobile	10,702	5,823	6,156
Workers compensation	14,018	—	—
Other	4,509	2,997	2,661

Total commercial lines	88,431	59,456	61,066

Personal lines products
Personal automobile	—	—	1,459
Homeowners	4,905	7,195	22,184
Other	843	—	—

Total personal lines	5,748	7,195	23,643

Administrative services
Affiliated companies	31,770	25,504	33,232
Nonaffiliated companies	2,500	1,369	1,901

Total administrative services	34,270	26,873	35,133

Agency services	5,783	—	—
Corporate and eliminations
Investment activity	11,996	5,517	3,697
Eliminations	(33,404)	(25,504)	(33,232)

Total revenues	$112,824	$73,537	$90,307

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007	2006	2005
	(Dollars in thousands)

Income (loss) from continuing operations before federal income tax expense
Commercial lines products
Liability	$11,964	$10,700	$3,033
Property	(2,625)	(2,237)	(2,086)
Commercial multi-peril	(9,576)	(4,540)	(1,299)
Commercial automobile	(7,923)	(828)	(637)
Workers compensation	5,557	—	—
Other	(627)	38	343

Total commercial lines	(3,230)	3,133	(646)

Personal lines products
Personal automobile	326	(2,447)	367
Homeowners	613	(3,056)	(2,249)
Other	(463)	—	—

Total personal lines	476	(5,503)	(1,882)

Administrative services	981	363	6,961
Agency services	980	—	—
Corporate
Investment activity	11,996	5,517	3,697
Other expense, net	(4,832)	(3,375)	(2,341)

Total income from continuing operations before federal income taxes	$6,371	$135	$5,789

22.	Subsequent Events

On January 3, 2008, the Company entered into an agreement and Plan of Merger with QBE Holdings, Inc. (“QBE”), a Delaware corporation, and Noble Acquisition Corporation, a Michigan corporation and wholly owned direct subsidiary of QBE. Under the terms of the Merger Agreement, Noble Acquisition Corporation will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of QBE.

Subject to the terms and conditions set for in the Merger Agreement, at the effective time of the Merger each outstanding share of common stock of the Company will be canceled and converted into the right to receive $16.00 in cash per share without interest and subject to withholding taxes. In addition, at or prior to the effective time of the Merger, each outstanding option to purchase common stock (vested or unvested) will be canceled and the holder will be entitled to receive an amount of cash equal to the difference between the Merger consideration and the exercise price of the applicable stock option without interest and less any required withholding taxes.

The closing of the Merger is expected to occur in the first half of 2008. The Merger is subject to the approval of the Company’s shareholders, certain regulatory approvals and the satisfaction or waiver of other customary closing conditions. The Merger is not subject to a financing condition.

North Pointe Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On January 23, 2008, the Company through its wholly owned subsidiary, North Pointe Financial, completed the sale of Home Pointe Insurance to American Capital Assurance Corp., a subsidiary of Safe Harbour Holdings, LLC, a Florida domiciled insurance holding company. Home Pointe Insurance conducted all of the Company’s Florida homeowners and dwelling fire operations in 2007. At closing, the Company received $15.7 million in cash which approximated book value. Pursuant to the sale agreement, the Company agreed to retain and settle claims incurred prior to closing. The cash equivalent to these reserves which approximated $1.4 million was received at closing.

15(a)(2) Financial statement schedules required by Item 15(d).

North Pointe Holdings Corporation

Schedule I
Summary of Investments — Other than Investments in Related Parties

	December 31, 2007
			Amount at Which
			Shown in the
	Cost	Fair Value	Balance Sheet
	(Dollars in thousands)

Fixed Maturities:
Bonds:
U.S. government and agency securities	$14,454	$15,077	$15,077
Foreign government securities	304	307	307
Corporate bonds	38,659	38,516	38,516
Municipal securities	67,012	68,393	68,393
Mortgage-backed securities	65,526	66,185	66,185
Asset-backed securities	12,229	12,203	12,203

Total fixed maturities	198,184	200,681	200,681

Equity Securities:
Common stocks
Public utilities	24	24	24
Banks, trust and insurance companies	571	496	496
Industrial, miscellaneous and all other	2,740	2,534	2,534
Preferred stocks	1,000	1,037	1,037

Total equity securities	4,335	4,091	4,091

Other Investments	2,241	2,241	2,241

Total investments	$204,760	$207,013	$207,013

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Investment in subsidiaries*	$144,549	$101,579
Federal income taxes-current	—	401
Federal income taxes-deferred	443	289
Cash	387	10,606
Other assets	1,321	1,401

Total assets	$146,700	$114,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$471	$235
Federal income taxes payable	490	—
Due to affiliates*	5,586	5,186
Debt	41,899	20,620

Total liabilities	48,446	26,041

Shareholders’ equity:
Common stock	49,041	50,578
Retained earnings	47,654	37,329
Accumulated other comprehensive income	1,559	328

Total shareholders’ equity	98,254	88,235

Total liabilities and shareholders’ equity	$146,700	$114,276

*	Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.

See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Income

	Years Ended
	2007	2006	2005
	(Dollars in thousands)

Revenues
Dividends from subsidiaries*	$12,000	$100	$6,000
Other Income	332	615	—

	12,332	715	6,000

Expenses
Interest expense	2,635	1,559	899
Other operating costs and expenses	2,305	1,938	1,485

	4,940	3,497	2,384

Income (loss) before income tax benefit and equity in earnings of consolidated subsidiaries	7,392	(2,782)	3,616
Income tax benefit	(1,664)	(977)	(814)

Income (loss) from continuing operations before equity in undistributed earnings of subsidiaries	9,056	(1,805)	4,430
Equity in undistributed net (loss) income from continuing operations of consolidated subsidiaries*	(4,440)	1,930	(638)

Income from continuing operations — net of tax	4,616	125	3,792

Income from discontinued operations — net of tax	5,709	4,551	58

Net income	$10,325	$4,676	$3,850

*	Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.

See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Shareholders’ Equity and Comprehensive Income

	Years Ended
	2007	2006	2005
	(Dollars in thousands)

Shareholders’ equity as of January 1,	$88,235	$82,227	$34,692
Issuance of stock	67	48	44,270
Change in stock-based employee compensation	531	297	83
Purchase and retirement of common stock	(2,135)	—	—
Comprehensive income
Net income	10,325	4,676	3,850
Unrealized gain (loss) on investments	1,231	987	(668)

Total comprehensive income	11,556	5,663	3,182

Shareholders’ equity as of December 31,	$98,254	$88,235	$82,227

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of North Pointe Holdings Corporation and Subsidiaries.

See notes to condensed financial statements.

North Pointe Holdings Corporation (Parent Company Only)

Schedule II — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Cash Flows

	For the Years Ended
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,325	$4,676	$3,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of consolidated subsidiaries	(1,269)	(6,479)	580
Unearned stock compensation	598	345	82
Changes in:
Other assets	80	(90)	766
Intercompany receivable or payable	400	1,520	(9,815)
Accounts payable and accrued expenses	236	167	(88)
Income taxes	737	2,374	(1,826)

Net cash provided by (used in) operating activities	11,107	2,513	(6,451)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Contributions to subsidiaries	—	(9,000)	(20,000)
Capital contribution to NP Capital Trust I	—	(620)	—
Purchase of subsidiary	(40,470)	—	—

Net cash used in investing activities	(40,470)	(9,620)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	44,270
Purchases and retirement of common stock	(2,135)	—	—
Proceeds from issuance of debt (net of $690 of issuance costs paid in 2006)	25,298	21,874	38,014
Repayment of bank debt	(4,019)	(4,345)	(55,676)

Net cash provided by financing activities	19,144	17,529	26,608

Change in cash	(10,219)	10,422	157
Cash, beginning of year	10,606	184	27

Cash, end of year	$387	$10,606	$184

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

Investments in subsidiaries includes $122.1 million and $98.0 million of investments in the Registrant’s insurance company subsidiaries as of December 31, 2007 and 2006, respectively. The insurance companies’ net assets are subject to regulation and are substantially restricted as to what can be transferred to the Registrant in the form of dividends, loans or advances.

Refer to the North Pointe Holdings Corporation and Subsidiaries December 31, 2007 audited consolidated financial statements and notes thereto for detailed information on long-term obligations and stock rights.

North Pointe Holdings Corporation and Subsidiaries

Schedule III
Supplementary Insurance Information
For the Year Ended December 31, 2007

(A)	(B)	(C)	(D)	(E)	(F)
		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue
(Dollars in thousands)

Personal lines	$2,180	$7,410	$7,106	$—	$5,748
Commercial lines	11,551	164,854	56,203	—	88,431
Administrative operations	—	—	—	—	—

Total	$13,731	$172,264	$63,309	$—	$94,179

(A)	(G)	(H)	(I)	(J)	(K)
			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquistion	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Personal lines	$—	$2,168	$1,625	$1,478	$10,600
Commercial lines	—	53,030	22,752	15,879	96,808
Administrative operations	—	—	17,959	13,423	—
Agency services	—	—	—	4,803	—
Corporate	8,676	—	—	3,431	—
Eliminations	—	(1,650)	(20,673)	(11,033)	—

Total	$8,676	$53,548	$21,663	$27,981	$107,408

North Pointe Holdings Corporation and Subsidiaries

Schedule III
Supplementary Insurance Information
For the Year Ended December 31, 2006

(A)	(B)	(C)	(D)	(E)	(F)
		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue
(Dollars in thousands)

Personal lines	$426	$13,982	$6,483	$—	$59,456
Commercial lines	8,422	75,773	35,837	—	7,195
Administrative operations	—	—	—	—	—

Total	$8,848	$89,755	$42,320	$—	$66,651

(A)	(G)	(H)	(I)	(J)	(K)
			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquistion	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Personal lines	$—	$7,122	$3,080	$2,495	$4,987
Commercial lines	—	23,752	17,593	14,978	56,140
Administrative operations	—	—	15,096	11,192	—
Corporate	5,731	—	—	1,866	—
Eliminations	—	—	(16,733)	(8,750)	—

Total	$5,731	$30,874	$19,036	$21,781	$61,127

North Pointe Holdings Corporation and Subsidiaries

Schedule III
Supplementary Insurance Information
For the Year Ended December 31, 2005

(A)	(B)	(C)	(D)	(E)	(F)
		Future Policy		Other
		Benefits,		Policy
	Deferred	Losses,		Claims
	Policy	Claims and		and
	Acquisition	Loss	Unearned	Benefits	Premium
Segment	Costs	Expenses	Premiums	Payable	Revenue
(Dollars in thousands)

Personal lines	$1,241	$35,663	$5,709	—	$23,643
Commercial lines	8,337	82,115	38,992	—	61,066
Administrative operations	—	—	—	—	—

Total	$9,578	$117,778	$44,701	—	$84,709

(A)	(G)	(H)	(I)	(J)	(K)
			Amortization
		Benefits,	of Deferred
	Net	Claims,	Policy	Other	Net
	Investment	Settlement	Acquistion	Operating	Premiums
Segment	Income	Expenses	Costs	Expenses	Written

Personal lines	$—	$14,766	$6,830	$3,929	$22,790
Commercial lines	—	29,205	17,634	14,874	63,289
Administrative operations	—	—	18,958	9,118	—
Corporate	3,865	—	—	1,472	—
Eliminations	—	—	(21,646)	(11,581)	—

Total	$3,865	$43,971	$21,776	$17,812	$86,079

North Pointe Holdings Corporation

Schedule IV — Reinsurance

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

Year ended December 31, 2007
Premiums earned:
Property and liability	$106,684	$15,607	$3,102	$94,179	3.29%
Accident and health	—	—	—	—	0.00%

Total premiums	$106,684	$15,607	$3,102	$94,179

Year ended December 31, 2006
Premiums earned:
Property and liability	$95,625	$29,001	$27	$66,651	0.04%
Accident and health	—	—	—	—	0.00%

Total premiums	$95,625	$29,001	$27	$66,651

Year ended December 31, 2005
Premiums earned:
Property and liability	$107,909	$24,683	$1,288	$84,514	1.52%
Accident and health	454	259	—	195	0.00%

Total premiums	$108,363	$24,942	$1,288	$84,709

North Pointe Holdings Corporation and North Pointe Companies

Schedule VI
Supplemental Information Concerning Property and Casualty Insurance Operations

	Losses and Loss
	Adjustment		Paid Losses
	Expenses Incurred		and Loss
	Related to		Adjustment
	Current Year	Prior Years	Expenses
	(Dollars in thousands)

For the Years Ended December 31,
2007	$50,238	$3,310	$51,925

2006	$37,869	$(2,494)	$36,685

2005	$49,438	$(5,435)	$46,276

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

15(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No		Description

3	.1*	Second Amended and Restated Articles of Incorporation of North Pointe Holdings Corporation.
3	.2 ▼	Second Amended and Restated Bylaws of North Pointe Holdings Corporation.
10	.1+	Equity Incentive Plan as of November 2007.
10	.2 «	Amendment No. 2 to the Second Amendment and Restated Credit Agreement, dated as of July 2, 2007, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.
10	.3 «	$10,500,000 Revolving Credit Note, dated as of July 2, 2007, made by North Pointe Holdings Corporation in favor of Fifth Third Bank.
10	.4 «	$10,500,00 Revolving Credit Note, dated July 2, 2007, made by North Pointe Holdings Corporation in favor of JPMorgan Chase Bank, N.A.
10	.5 «	$14,000,000 Revolving Credit Note, dated July 2, 2007, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.6 «	Stock Pledge Agreement, dated July 2, 2007, by and among Capital City Acquisition Corp. and Comerica Bank, as agent.
10	.7 «	Security Agreement, dated July 2, 2007, by and among Capital City Acquisition Corp., Capital Collection Services, Inc., Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. and Comerica Bank, as agent.
10	.8*+	Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated June 10, 2005.
10	.9*+	North Pointe Holdings Corporation Annual Incentive Compensation Plan.
10.10		Intentionally Omitted.
10	.11*+	Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated June 10, 2005.
10	.7*	Investment Advisory Agreement, dated July 6, 2004, between North Pointe Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.8*	Investment Advisory Agreement, dated September 13, 2004, between North Pointe Insurance Company and Munder Capital Management.

10	.9 ◆	North Pointe Holdings Corporation Investment Policy and Guidelines Dated as of September 17, 2007.
10	.10**	Second Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.
10	.11**	Amended and Restated Pledge Agreement, dated June 30, 2006, by and between North Pointe Holdings and Comerica Bank as agent.
10	.12**	Third Amended and Restated Stock Pledge Agreement, dated June 30, 2006, by and between North Pointe Financial Services, Inc. and Comerica Bank as agent.
10	.13**	Second Amended and Restated Security Agreement, dated as of June 30, 2006, by and among certain of North Pointe Holdings Corporation’s subsidiaries, and Comerica Bank as agent.
10	.14*	Line of Credit Loan Agreement, dated March 4, 2005, by and between N.P. Premium Finance Company and North Pointe Financial Services, Inc.
10	.15*	Line of Credit Note in the amount of $1,500,000, dated March 4, 2005, by N.P. Premium Finance Company in favor of North Pointe Financial Services, Inc.
10	.16*+	Consulting Agreement, dated March 5, 2003, by and between North Pointe Insurance Company and LVM Company
10	.17*+	Consulting Agreement dated September 30, 2005, by and between North Pointe Holdings Corporation and Joon Moon.

Exhibit No		Description

10	.18+	Separation and Consulting Agreement dated January 3, 2008, by and between QBE Holdings, Inc., North Pointe Holdings Corporation and James G. Petcoff.
10	.19*	Agreement between North Pointe Insurance Company and C.S.A.C. Agency dated May 30, 2000.
10	.20*	Agency Agreement, dated June 1, 2004, by and between North Pointe Insurance Company and Amelia Underwriters, Inc.
10	.21*	Agency Agreement, dated March 24, 2003, by and between North Pointe Insurance Company and Insurance Brokers of Indiana.
10	.22*	Reinsurance and Indemnity Agreement, effective July 1, 2003, by and between North Pointe Insurance Company and Universal Fire & Casualty.
10	.23*	Agreement, dated December 3, 2002, by and between North Pointe Insurance Company and the Associated Food Dealers of Michigan.
10	.24•	Amended and Restated Trust Agreement among North Pointe Holdings Corporation, as Depositor, LaSalle Bank National Association as Property Trustee, Christiana Bank and Trust Company as Delaware Trustee and the Administrative Trustee dated as of February 22, 2006.
10	.25•	Guarantee Agreement between North Pointe Holdings Corporation a Guarantor and LaSalle Bank National Association as Guarantee Trustee dated February 22, 2006.
10	.26•	Purchase Agreement among North Pointe Holdings Corporation, NP Capital Trust I and Merrill Lynch International dated as of February 22, 2006.
10	.27•	Junior Subordinated Indenture between North Pointe Holdings Corporation and LaSalle Bank National Association as Trustee, Dated February 22, 2006.
10	.28•	Waiver and Consent Letter Dated February 21, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.29•	Waiver Letter Dated February 28, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.30*	Agreement, dated November 10, 2004, between the Florida Department of Financial Services, as Receiver for American Superior Insurance Company and North Pointe Casualty Insurance Company.
10	.31•	Assumption of Mortgage Agreement for the Purchase Agreement regarding 28819 Franklin Road, Southfield, Michigan, 48034, dated August 18, 2005.
10	.32•	Purchase Agreement, dated February 11, 2005, by and among North Pointe Financial Services, Inc., as Buyer, and S. James Clarkson and Petcoff Financial Services, L.L.C., as Sellers.
10	.33*	Investment Advisory Agreement, dated June 16, 2004, between North Pointe Casualty Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.34*	Investment Management Agreement, dated June 10, 2005, between JPMorgan Investment Advisors Inc. and Home Pointe Insurance Company.
10	.35 ∆+	Form of stock option award.
10	.36 ∆+	Form of restricted stock option award.
10	.37+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated January 1, 2007.
10	.38+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated January 1, 2007.
10	.39 ▲	Amendment to the Consulting Agreement by and between North Pointe Insurance Company and LVM Company, dated April 6, 2006.
10	.40 ▲	Managing General Agency Agreement by and between North Pointe Insurance Company and South Pointe Financial Services, Inc., dated July 1, 2006.
10	.41 ▲	Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated September 1, 2006.

Exhibit No		Description

10	.42 ▲	Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.43 ▲	Addendum Number 1 to Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.44 ▲	Reinsurance Agreement by and between North Pointe Casualty Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.45**	$10,000,000 Revolving Credit Note, dated as of June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.46**	$3,000,000 Swing Line Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.47**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of Fifth Third Bank, with Comerica Bank as agent.
10	.48**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of JP Morgan Chase Bank, N.A., with Comerica as agent.
10	.49 «	Stock Purchase Agreement by and among Hinton G. Davis, HGD Investment LP, First Venture Holdings, L.L.C., Mary Teresa Davis Tanner, Hinton G. Davis III Grantor Trust, Susan Cheri Davis McMillan, Capital City Acquisition Corp., and North Pointe Holdings Corporation Relating to the Purchase and Sale of 100% of the Capital Stock of Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. Dated as of May 11, 2007.
10	.50 «	First Amendment to the Stock Purchase Agreement by and among Hinton G. Davis, HGD Investment LP, First Venture Holdings, L.L.C., Mary Teresa Davis Tanner, Hinton G. Davis III Grantor Trust, Susan Cheri Davis McMillan, Capital City Acquisition Corp., and North Pointe Holdings Corporation Relating to the Purchase and Sale of 100% of the Capital Stock of Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. Dated as of July 2, 2007.
10	.51 ◆	Stock Purchase Agreement by and among Safe Harbour Holdings, L.L.C., American Capital Assurance Corp., North Pointe Holdings Corporation and North Pointe Financial Services, Inc., Relating to the Purchase and Sale of 100% of the Capital Stock of Home Pointe Insurance Company Dated as of October 22, 2007.
10	.52 ¡+	Agreement regarding Employment, by and between North Pointe Holdings Corporation and Brian J. Roney dated November 2, 2007.
10	.53+	Amendment to the Consulting Agreement by and between North Pointe Insurance Company and LVM Company, dated September 7, 2007.
10	.54¥	Agreement and Plan of Merger dated as of January 3, 2008 among North Pointe Holdings Corporation, Noble Acquisition Corporation and QBE Holdings, Inc.
21.1		Subsidiaries of North Pointe Holdings Corporation.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Previously filed with the Registration Statement on Form S-1 dated September 23, 2005.
•	Previously filed with the Form 10-K for the year ended December 31, 2005.
**	Previously filed with the Form 10-Q for the quarter ended June 30, 2006.
∆	Previously filed with the Form 10-Q for the quarter ended September 30, 2005.
▲	Previously filed with Form 10-K for the year ended December 31, 2006

«	Previously filed with Form 10-Q for the quarter ended June 30, 2007.
◆	Previously filed with Form 10-Q for the quarter ended September 30, 2007.
▼	Previously filed with Form 8-K filed on January 8, 2008.
¥	Previously filed with DEF14A Proxy Filings filed on January 9, 2008 and March 7, 2008.

¡	Previously filed with Form 8-K filed on January 16, 2008.
+	Compensatory plan or arrangement.

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

Signature	Title	Date

/s/ James G. Petcoff James G. Petcoff	Chief Executive Officer, President & Chairman of the Board	March 31, 2008

/s/ B. Matthew Petcoff B. Matthew Petcoff	Chief Operating Officer, Executive Vice President & Director	March 31, 2008

/s/ Brian J. Roney Brian J. Roney	Chief Financial Officer & Senior Vice President	March 31, 2008

/s/ Richard J. Lindberg Richard J. Lindberg	Director	March 31, 2008

/s/ Joon S. Moon Joon S. Moon	Director	March 31, 2008

/s/ Jorge J. Morales Jorge J. Morales	Director	March 31, 2008

/s/ R. Jamison Williams, Jr. R. Jamison Williams, Jr.	Director	March 31, 2008

EXHIBIT INDEX

Exhibit No		Description

3	.1*	Second Amended and Restated Articles of Incorporation of North Pointe Holdings Corporation.
3	.2 ▼	Second Amended and Restated Bylaws of North Pointe Holdings Corporation.
10	.1+	Equity Incentive Plan as of November 2007.
10	.2 «	Amendment No. 2 to the Second Amendment and Restated Credit Agreement, dated as of July 2, 2007, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.
10	.3 «	$10,500,000 Revolving Credit Note, dated as of July 2, 2007, made by North Pointe Holdings Corporation in favor of Fifth Third Bank.
10	.4 «	$10,500,00 Revolving Credit Note, dated July 2, 2007, made by North Pointe Holdings Corporation in favor of JPMorgan Chase Bank, N.A.
10	.5 «	$14,000,000 Revolving Credit Note, dated July 2, 2007, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.6 «	Stock Pledge Agreement, dated July 2, 2007, by and among Capital City Acquisition Corp. and Comerica Bank, as agent.
10	.7 «	Security Agreement, dated July 2, 2007, by and among Capital City Acquisition Corp., Capital Collection Services, Inc., Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. and Comerica Bank, as agent.
10	.8*+	Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated June 10, 2005.
10	.9*+	North Pointe Holdings Corporation Annual Incentive Compensation Plan.
10.10		Intentionally Omitted.
10	.11*+	Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated June 10, 2005.
10	.7*	Investment Advisory Agreement, dated July 6, 2004, between North Pointe Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.8*	Investment Advisory Agreement, dated September 13, 2004, between North Pointe Insurance Company and Munder Capital Management.

10	.9 ◆	North Pointe Holdings Corporation Investment Policy and Guidelines Dated as of September 17, 2007.
10	.10**	Second Amended and Restated Credit Agreement, dated as of June 30, 2006, by and among the lenders, Comerica Bank, as agent, and North Pointe Holdings Corporation.
10	.11**	Amended and Restated Pledge Agreement, dated June 30, 2006, by and between North Pointe Holdings and Comerica Bank as agent.
10	.12**	Third Amended and Restated Stock Pledge Agreement, dated June 30, 2006, by and between North Pointe Financial Services, Inc. and Comerica Bank as agent.
10	.13**	Second Amended and Restated Security Agreement, dated as of June 30, 2006, by and among certain of North Pointe Holdings Corporation’s subsidiaries, and Comerica Bank as agent.
10	.14*	Line of Credit Loan Agreement, dated March 4, 2005, by and between N.P. Premium Finance Company and North Pointe Financial Services, Inc.
10	.15*	Line of Credit Note in the amount of $1,500,000, dated March 4, 2005, by N.P. Premium Finance Company in favor of North Pointe Financial Services, Inc.
10	.16*+	Consulting Agreement, dated March 5, 2003, by and between North Pointe Insurance Company and LVM Company
10	.17*+	Consulting Agreement dated September 30, 2005, by and between North Pointe Holdings Corporation and Joon Moon.
10	.18+	Separation and Consulting Agreement dated January 3, 2008, by and between QBE Holdings, Inc., North Pointe Holdings Corporation and James G. Petcoff.
10	.19*	Agreement between North Pointe Insurance Company and C.S.A.C. Agency dated May 30, 2000.
10	.20*	Agency Agreement, dated June 1, 2004, by and between North Pointe Insurance Company and Amelia Underwriters, Inc.

Exhibit No		Description

10	.21*	Agency Agreement, dated March 24, 2003, by and between North Pointe Insurance Company and Insurance Brokers of Indiana.
10	.22*	Reinsurance and Indemnity Agreement, effective July 1, 2003, by and between North Pointe Insurance Company and Universal Fire & Casualty.
10	.23*	Agreement, dated December 3, 2002, by and between North Pointe Insurance Company and the Associated Food Dealers of Michigan.
10	.24•	Amended and Restated Trust Agreement among North Pointe Holdings Corporation, as Depositor, LaSalle Bank National Association as Property Trustee, Christiana Bank and Trust Company as Delaware Trustee and the Administrative Trustee dated as of February 22, 2006.
10	.25•	Guarantee Agreement between North Pointe Holdings Corporation a Guarantor and LaSalle Bank National Association as Guarantee Trustee dated February 22, 2006.
10	.26•	Purchase Agreement among North Pointe Holdings Corporation, NP Capital Trust I and Merrill Lynch International dated as of February 22, 2006.
10	.27•	Junior Subordinated Indenture between North Pointe Holdings Corporation and LaSalle Bank National Association as Trustee, Dated February 22, 2006.
10	.28•	Waiver and Consent Letter Dated February 21, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.29•	Waiver Letter Dated February 28, 2005, to the Amended and Restated Credit Agreement, dated January 26, 2004, by and between North Pointe Holdings Corporation and Comerica Bank, as agent for the various financial institutions.
10	.30*	Agreement, dated November 10, 2004, between the Florida Department of Financial Services, as Receiver for American Superior Insurance Company and North Pointe Casualty Insurance Company.
10	.31•	Assumption of Mortgage Agreement for the Purchase Agreement regarding 28819 Franklin Road, Southfield, Michigan, 48034, dated August 18, 2005.
10	.32•	Purchase Agreement, dated February 11, 2005, by and among North Pointe Financial Services, Inc., as Buyer, and S. James Clarkson and Petcoff Financial Services, L.L.C., as Sellers.
10	.33*	Investment Advisory Agreement, dated June 16, 2004, between North Pointe Casualty Insurance Company and JPMorgan Investment Advisors Inc. (formerly Banc One Investment Advisors Corporation).
10	.34*	Investment Management Agreement, dated June 10, 2005, between JPMorgan Investment Advisors Inc. and Home Pointe Insurance Company.
10	.35 ∆+	Form of stock option award.
10	.36 ∆+	Form of restricted stock option award.
10	.37+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and James G. Petcoff, dated January 1, 2007.
10	.38+	First Amendment to the Employment Agreement by and between North Pointe Holdings Corporation and B. Matthew Petcoff, dated January 1, 2007.
10	.39 ▲	Amendment to the Consulting Agreement by and between North Pointe Insurance Company and LVM Company, dated April 6, 2006.
10	.40 ▲	Managing General Agency Agreement by and between North Pointe Insurance Company and South Pointe Financial Services, Inc., dated July 1, 2006.
10	.41 ▲	Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated September 1, 2006.
10	.42 ▲	Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.43 ▲	Addendum Number 1 to Reinsurance Agreement by and between North Pointe Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.44 ▲	Reinsurance Agreement by and between North Pointe Casualty Insurance Company and Midfield Insurance Company dated January 1, 2007.
10	.45**	$10,000,000 Revolving Credit Note, dated as of June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.

Exhibit No		Description

10	.46**	$3,000,000 Swing Line Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation in favor of Comerica Bank.
10	.47**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of Fifth Third Bank, with Comerica Bank as agent.
10	.48**	$7,500,000 Revolving Credit Note, dated June 30, 2006, made by North Pointe Holdings Corporation, in favor of JP Morgan Chase Bank, N.A., with Comerica as agent.
10	.49 ■	Stock Purchase Agreement by and among Hinton G. Davis, HGD Investment LP, First Venture Holdings, L.L.C., Mary Teresa Davis Tanner, Hinton G. Davis III Grantor Trust, Susan Cheri Davis McMillan, Capital City Acquisition Corp., and North Pointe Holdings Corporation Relating to the Purchase and Sale of 100% of the Capital Stock of Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. Dated as of May 11, 2007.
10	.50 ■	First Amendment to the Stock Purchase Agreement by and among Hinton G. Davis, HGD Investment LP, First Venture Holdings, L.L.C., Mary Teresa Davis Tanner, Hinton G. Davis III Grantor Trust, Susan Cheri Davis McMillan, Capital City Acquisition Corp., and North Pointe Holdings Corporation Relating to the Purchase and Sale of 100% of the Capital Stock of Capital City Holding Company, Inc., Davis-Garvin Holdings, Inc., Capital Excess & Surplus Brokers, Inc., Southeastern Claims Services, Inc., Safeco Products, Inc., and Charter Premium Audits, Inc. Dated as of July 2, 2007.
10	.51 ◆	Stock Purchase Agreement by and among Safe Harbour Holdings, L.L.C., American Capital Assurance Corp., North Pointe Holdings Corporation and North Pointe Financial Services, Inc., Relating to the Purchase and Sale of 100% of the Capital Stock of Home Pointe Insurance Company Dated as of October 22, 2007.
10	.52 ¡+	Agreement regarding Employment, by and between North Pointe Holdings Corporation and Brian J. Roney dated November 2, 2007.
10.53		Amendment to the Consulting Agreement by and between North Pointe Insurance Company and LVM Company, dated September 7, 2007.
10	.54¥	Agreement and Plan of Merger dated as of January 3, 2008 among North Pointe Holdings Corporation, Noble Acquisition Corporation and QBE Holdings, Inc.
21.1		Subsidiaries of North Pointe Holdings Corporation.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

*	Previously filed with the Registration Statement on Form S-1 dated September 23, 2005.
•	Previously filed with the Form 10-K for the year ended December 31, 2005.
**	Previously filed with the Form 10-Q for the quarter ended June 30, 2006.
∆	Previously filed with the Form 10-Q for the quarter ended September 30, 2005.
▲	Previously filed with Form 10-K for the year ended December 31, 2006
■	Previously filed with Form 10-Q for the quarter ended June 30, 2007.
◆	Previously filed with Form 10-Q for the quarter ended September 30, 2007.
▼	Previously filed with Form 8-K filed on January 8, 2008.
¥	Previously filed with DEF14A Proxy Filings filed on January 9, 2008 and March 7, 2008.

¡	Previously filed with Form 8-K filed on January 16, 2008.
+	Compensatory plan or arrangement.